Form 10-Q
period 1996-03-31
DICTAPHONE CORP /DE
filed 1996-05-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549



				    FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the quarterly period ended March 31, 1996


		       Commission File Number:   33-93464
						 --------

			     DICTAPHONE CORPORATION
	     (Exact Name of Registrant as Specified in Its Charter)


Delaware                                   13-3838908
(State of Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


			     3191 Broadbridge Avenue
			       Stratford, CT 06497
				 (203) 381-7000
		    (Address of principal executive offices,
			including zip code, and telephone
			  number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	  YES     X           NO  ____
	       -------

Number of Shares of Common Stock, Par Value $.01, outstanding as of May 8, 1996:
9,500,000

The Common Stock of the registrant is not publicly traded.

			     DICTAPHONE CORPORATION
			     ----------------------

				      INDEX
				      -----



									Page No.

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.   Condensed Consolidated Financial Statements

     DICTAPHONE CORPORATION (Successor Company)

	  Condensed Consolidated Statement of Operations
	  for the Three Months Ended March 31, 1996 (Unaudited)                2

	  Condensed Consolidated Balance Sheets as of March 31, 1996
	  (Unaudited) and December 31, 1995                                    3

	  Condensed Consolidated Statement of Cash Flow for the
	  Three Months Ended March 31, 1996 (Unaudited)                        4

	  Notes to Consolidated Financial Statements (Unaudited)            5-13

     DICTAPHONE CORPORATION (Predecessor Company)

	  Combined Statement of Income for the Three Months
	  Ended March 31, 1995 (Unaudited)                                    14

	  Combined Statement of Cash Flow for the Three Months
	  Ended March 31, 1995 (Unaudited)                                    15

	  Notes to Combined Financial Statements (Unaudited)             16 - 17


ITEM 2.   Management's Discussion and Analysis of Financial
	   Condition and Results of Operations                           18 - 22


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.   Legal Proceedings                                                   22

ITEM 6.   Exhibits and Reports on Form 8-K                               22 - 23

			 PART I - FINANCIAL INFORMATION


ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       -------------------------------------------



		   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

	   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
		 (Dollars in thousands, except per share amount)


							    Three Months
								Ended
							  March 31, 1996
							  --------------
Revenues:
   Sales and rentals                                         $  57,984
   Support services                                             22,475
							     ---------

     Total revenue                                              80,459
							     ---------

Costs and expenses:

   Cost of sales and rentals                                    33,482

   Selling, service and administrative                          39,598

   Amortization of intangibles                                  10,928

   Research and development                                      3,587
							     ---------

Operating loss                                                  (7,136)

Interest expense                                                11,005

Other (income) expense - net                                        13
							     ---------

Loss before income taxes                                       (18,154)

Income tax benefit                                               6,724
							     ---------

     Net loss                                                  (11,430)

     Stock dividends on PIK Preferred Stock                        525
							     ---------

     Net loss applicable to Common Stock                     $ (11,955)
							     =========

     Net loss per share of Common Stock                      $   (1.26)
							     =========



     See accompanying notes to condensed consolidated financial statements.

		   DICTAPHONE CORPORATION (Successor Company)

		      CONDENSED CONSOLIDATED BALANCE SHEETS
		  (Dollars in thousands, except share amounts)


					    December 31, 1995     March 31, 1996
					    -----------------     --------------
								    (Unaudited)
ASSETS
Current assets:
   Cash                                            $14,279            $  8,554
   Accounts receivable, less allowances
   of $1,462, and $1,337, respectively              57,256              51,292
   Inventories                                      66,341              62,586
   Other current assets                              9,152               8,216
						   -------            --------
   Total current assets                            147,028             130,648

Property, plant and equipment, net                  45,690              42,913
Deferred financing costs, net of accumulated
 amortization of $900, and $2,563,
 respectively                                       18,799              17,136
Intangibles, net of accumulated amortization
 of $16,968, and $27,896, respectively             307,964             298,493
Prepaid repurchases, leased equipment                7,279               6,655
Other assets                                        23,930              31,182
						 ---------            --------
   Total assets                                   $550,690            $527,027
						 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  7,932            $  7,701
   Interest payable                                 10,922               5,612
   Accrued liabilities                              42,640              29,788
   Advance billings                                 34,466              34,027
   Current portion of long-term debt                 7,750               8,750
						  --------            --------
   Total current liabilities                       103,710              85,878

Long-term debt                                     342,250             347,500
Other liabilities                                   10,227              10,732
						  --------            --------
   Total liabilities                              $456,187            $444,110
						  --------            --------

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock ($.01 par value; 10,000,000
  shares authorized; 1,500,000 shares of 14%
  PIK perpetual preferred stock
  issued and outstanding, liquidation
  value $16,340)                                    15,815              16,340
Common stock ($.01 par value; 20,000,000
  shares authorized; 9,500,000 shares
  outstanding)                                          95                  95
Notes receivable from stockholders                  (1,160)             (1,162)
Additional paid-in capital                          94,905              94,905
Treasury stock, at cost                               (100)                ---
Accumulated deficit                                (14,689)            (26,644)
Accumulated translation adjustment                    (363)               (617)
						   -------            --------
   Total stockholders' equity                       94,503              82,917
						   -------            --------

   Total liabilities and stockholders' equity   $  550,690           $ 527,027
						==========           =========



     See accompanying notes to condensed consolidated financial statements.

		   DICTAPHONE CORPORATION (Successor Company)

	    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
			     (Dollars in thousands)


								   THREE MONTHS
								       ENDED
								  March 31, 1996
								  --------------
Operating activities:
  Net loss                                                           $(11,430)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization (including $3,689
    of nonrecurring charge)                                            20,888
    Provision for deferred income taxes                                (6,791)
    Changes in assets and liabilities:
     Accounts receivable                                                5,796
     Inventories                                                          (32)
     Other current assets                                                 901
     Accounts payable and accrued liabilities                         (10,247)
     Advance billings                                                    (415)
     Other assets and other                                            (1,837)
								    ---------
   Net cash used in operating activities                               (3,167)
								    ---------

Investing activities:
  Payment for acquisition                                              (8,000)
  Net investment in fixed assets                                         (883)
									 ----
  Net cash used in investing activities                                (8,883)
								       ------

Financing activities:
  Repayment under term loan facility                                   (1,750)
  Borrowings under revolving credit facility                            8,000
  Other                                                                    97
								    ---------
  Net cash provided by financing activities                             6,347
								    ---------

Effect of exchange rate changes on cash                                   (22)
								    ---------

Decrease in cash                                                       (5,725)

Cash, beginning of period                                              14,279
								    ---------

Cash, end of period                                                 $   8,554
								    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                       $  14,623
								    =========

Income taxes paid                                                   $     678
								    =========



     See accompanying notes to condensed consolidated financial statements.

		   DICTAPHONE CORPORATION (Successor Company)

	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
		  (Dollars in thousands, except share amounts)


1.   THE ACQUISITION

	  On April 25, 1995, Dictaphone Corporation (Successor Company) (the "Company") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement") with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the U.S. Dictaphone Subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone Non-U.S. (Predecessor Company)") as set forth in the Acquisition Agreement (collectively, "Dictaphone Corporation (Predecessor Company)" or the "Predecessor Company"). On August 11, 1995, the Company acquired the Predecessor Company for $462.2 million, including certain post-closing adjustments as defined in the Acquisition Agreement.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	  Basis of Presentation.  The capital structure and accounting basis of
	  ---------------------
     the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to tangible and intangible assets and liabilities of the Company based on estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying consolidated balance sheet may be adjusted upon final results of gathering certain necessary information. The final asset and liability values may differ from those set forth in the March 31, 1996 balance sheet, however, the changes are not expected to have a material effect on the results of operations and financial position of the Company. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	  The condensed consolidated financial statements of the Company are unaudited, as of and for the three month period ended March 31, 1996, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

	  In 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will evaluate the carrying value of its long lived assets and identifiable intangibles, including goodwill, in accordance with SFAS 121 when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The effect of adopting this new standard did not have a material effect on the Company's consolidated financial position or results of operations during the first quarter of 1996.

	  In 1996, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The Company, as provided for by SFAS 123, will continued to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" for employee stock compensation measurement and will provide the required pro forma footnote disclosures.

	  Costs and expenses.  Operating expenses of field sales and service
	  ------------------
     offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales or support services is practicable.

	  Loss per share.  The weighted average number of shares of common stock
	  --------------
     outstanding used in the computation of loss per share for the three months ended March 31, 1996 was 9,500,000.


3.   INVENTORIES

	  Inventories consist of the following:

						 December 31           March 31,
						     1995                 1996
						 -----------            ------


Raw materials and work in process                $  18,437             $  18,707
Supplies and service parts                          19,249                19,113
Finished products                                   28,655                24,766
						 ---------             ---------
Total inventories                                  $66,341             $  62,586
						 =========             =========


4.  INTANGIBLES

	 The following summarizes intangible assets, net of accumulated amortization of $16,968 and $27,896 at December 31, 1995 and March
     31, 1996, respectively. Amortization expense for the three months ended March 31, 1996 was $10,928.

						     December 31,      March 31,
							1995              1996
						   --------------     ----------

Goodwill                                           $  140,006         $  140,634
Tradenames                                             77,104             76,617
Service contracts                                      34,499             29,913
Non-compete agreement                                  47,202             42,672
Patents                                                 9,153              8,657
						     --------         ----------
						     $307,964          $ 298,493
						     ========          =========

5.   EQUITY AND STOCK OPTIONS

     Preferred Stock

     During the period, the Company accrued the 14% pay-in-kind dividend and charged accumulated deficit $525 as a result of the required dividend representing 52,500 shares of the Company's 14% Pay-In-Kind Perpetual Preferred Stock. Such stock dividends have not been issued as of March 31, 1996.


6.   INCOME TAXES

     The benefit for income taxes for the three months ended March 31, 1996 is $6,724.

     The Company has recorded a deferred tax asset of $27.8 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1996 is approximately $26.4 million which will expire beginning in the year 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of March 31, 1996. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.


7.   COMMITMENTS AND CONTINGENCIES

     On February 14, 1995, Pitney Bowes filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of Sudbury's patent and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is still in preliminary stages and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury. Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

     On June 23, 1995, a complaint was filed in the United States District Court for the Northern District of Illinois by Failsafe Disk Company ("Failsafe") against the Company. The complaint alleges that the Company violated
Sections 1 and 2 of the Sherman Antitrust Act (the "Sherman Act") by preventing Failsafe from selling 10 through 60 channel recording tapes which, according to the complaint, are equal in quality to and lower in price than 10 through 60 channel tapes sold by the Company and others. On
July 5, 1995, the complaint was served upon the Company. The complaint seeks damages of $19.2 million, subject to being trebled in accordance with the provisions of the Sherman Act, together with Failsafe's costs and expenses, including reasonable attorneys' fees. Certain preliminary discovery activities took place in late 1995 and early 1996. The Company does not believe that it has engaged in any violations of the Sherman Act and intends to vigorously contest this litigation. Although it is not possible to predict the outcome of any litigation with any assurance, based on allegations stated in the complaint, discovery proceedings to date and preliminary settlement discussions, the Company does not believe this action will have a material adverse effect on the Company's financial condition and results of operations.

    The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $10,000 for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Acquisition Agreement, subject to certain limitations.

    The Company is a defendant in a number of additional lawsuits and administrative proceedings, none of which will, in the opinion of management, have a material adverse effect on the Company's consolidated financial position or results of operations.

    The Company does not believe that the ultimate resolution of the litigation, administrative proceedings and environmental matters described above in the aggregate will have a material adverse effect on the Company's consolidated financial position or results of operations.


8.   PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

     The following pro forma combined statement of operations of Dictaphone Corporation for the three months ended March 31, 1995 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1995. The pro forma operating results include the historical results of Dictaphone Corporation (Predecessor Company) shown herein adjusted for interest costs on borrowings to finance the Acquisition and purchase accounting adjustments.

						  March 31, 1995
				   __________________________________________
								   Dictaphone
				   Predecessor      Pro Forma     Corporation
				    Company        Adjustments     Pro Forma
				  -----------      -----------    -----------

Total revenue                     $  88,427           $  ---        $  88,427
				  ---------           --------      ---------
Net (loss) income                 $   9,275           $(16,884)     $  (7,609)
				  ---------           --------      ---------
Net loss applicable to
 common stock                     $   9,275           $(17,409)     $  (8,134)
                                  ---------           --------      ---------
Earnings per share                $    0.97           $  (1.83)     $  (0.86)
				  ---------           --------      --------




9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION

     Dictaphone U.S. has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995 (the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). Dictaphone Non-U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes.

9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (Continued)

     The following are the supplemental consolidating statement of operations and cash flows for the three month period ended March 31, 1996 and the supplemental consolidating balance sheets as of December 31, 1995 and March 31, 1996.

					  Dictaphone Corporation (Successor Company)
				      Supplemental Consolidating Statement of Operations
					      Three Months Ended March 31, 1996

			      Dictaphone     Dictaphone     Dictaphone  Consolidating
			     Corporation         U.S.        Non-U.S.    Adjustments    Consolidated
			     -----------     -----------   -----------  -------------   ------------
Revenue from:
  Sales and rentals           $      ---      $ 50,392      $ 11,016      $ (3,424)       $ 57,984
  Support services                   ---        19,650         2,825           ---          22,475
			      ----------     ---------      --------      --------        --------
      Total revenues                 ---        70,042        13,841        (3,424)         80,459
			      ----------     ---------      --------      --------        --------

Costs and expenses:
  Cost of sales and rentals          ---        30,592         6,206        (3,316)         33,482
  Selling, service
  and administrative                  38        42,896         7,577            15          50,526
  Research and development           ---         3,587           ---           ---           3,587
  Interest expense-
  net and other                      853         9,481           685            (1)         11,018
			      ----------     ---------      --------      ---------       --------
Total costs and expenses             891        86,556        14,468        (3,302)         98,613
			      ----------     ---------      --------      ---------       --------

Equity (loss) earnings            (4,415)          ---           ---          4,415            ---
			      ----------     ---------      --------      ---------       --------

(Loss) income before
 income taxes                     (5,306)      (16,514)         (627)         4,293        (18,154)

Income tax benefit                   259         6,407            10             48          6,724
			      ----------     ---------      --------      ---------       --------

Net (loss) income               $ (5,047)    $ (10,107)       $ (617)       $ 4,341      $ (11,430)
			      ==========     =========      ========      =========       =========

9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (Continued)


					     Dictaphone Corporation (Successor Company)
					      Supplemental Consolidating Balance Sheet
							 December 31, 1995


				Dictaphone      Dictaphone        Dictaphone   Consolidating
				Corporation         U.S.           Non-U.S.     Adjustments  Consolidated
				-----------   ----------------   ------------   -----------  ------------
ASSETS
Current assets:
  Cash                         $    ---        $  11,591         $  2,688         $    ---     $  14,279
  Accounts receivable             7,509           50,623            8,567           (9,443)       57,256
  Inventories                       ---           56,139           11,035             (833)       66,341
  Other current assets              ---            5,718            3,499              (65)        9,152
			       --------        ---------         --------           ------     ---------
    Total current assets          7,509          124,071           25,789          (10,341)      147,028
Note receivable                     ---            6,821              ---           (6,821)          ---
Investments in subsidiaries     446,228              ---              ---         (446,228)          ---
Property, plant and equipment,
  net                               ---           42,907            2,783              ---        45,690
Intangibles, net                  2,455          286,043           19,466              ---       307,964
Deferred financing costs, net    18,799              ---              ---              ---        18,799
Other assets                      1,936           27,633            1,640              ---        31,209
			       --------        ---------         --------           ------     ---------
Total assets                $   476,927      $   487,475        $  49,678     $   (463,390)  $   550,690
			    ===========      ===========        =========     ============   ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable, interest
  payable and accrued
  liabilities                   $18,996        $  42,375         $  9,953        $  (9,830)    $  61,494
  Advance billings                  ---           30,531            3,935              ---        34,466
  Current portion of
  long-term debt                  7,750              ---              ---              ---         7,750
				-------           ------           ------          -------        ------
    Total current liabilities    26,746           72,906           13,888           (9,830)      103,710
Long-term debt                  349,086          332,494           17,491         (356,821)      342,250
Other liabilities                   ---            9,748              479              ---        10,227
Stockholders' equity            101,095           72,327           17,820          (96,739)       94,503
				-------           ------           ------          -------        ------
Total liabilities
  and stockholders' equity     $476,927         $487,475          $49,678        $(463,390)     $550,690
			       ========         ========          =======        =========      ========


9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (Continued)

        				        Dictaphone Corporation (Successor Company)
	                			 Supplemental Consolidating Balance Sheet
			                		      March 31, 1996




				Dictaphone      Dictaphone        Dictaphone   Consolidating
				Corporation         U.S.           Non-U.S.     Adjustments    Consolidated
				-----------   ----------------   ------------   -----------    ------------

ASSETS

Current assets:
  Cash                           $  ---         $  6,700          $ 1,854               ---     $  8,554
  Accounts receivable             4,034           42,957           10,741            (6,440)      51,292
  Inventories                       ---           54,049            9,492              (955)      62,586
  Other current assets              ---            4,328            3,922               (34)       8,216
			       --------         --------          -------         ---------     --------
    Total current assets          4,034          108,034           26,009            (7,429)     130,648
Note receivable                     ---           15,850              ---           (15,850)         ---
Investments in subsidiaries     448,063              ---              ---          (448,063)         ---
Property, plant and equipment,
  net                               ---           40,373            2,540               ---       42,913
Intangibles, net                  2,440          277,207           18,846               ---      298,493
Deferred financing costs, net    17,136              ---              ---               ---       17,136
Other assets                      2,237           33,882            1,718               ---       37,837
			       --------         --------          -------         ---------     --------
 Total assets                  $473,910         $475,346          $49,113         $(471,342)    $527,027
			       ========         ========          =======         =========     ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
    Accounts payable, interest
    payable and accrued
    liabilities                  $5,649          $34,362           $9,934           $(6,844)     $43,101
    Advance billings                ---           29,756            4,271               ---       34,027
    Current portion of
    long-term debt                8,750              ---              ---               ---        8,750
				 ------           ------           ------           -------       ------
Total current liabilities        14,399           64,118           14,205            (6,844)      85,878
Long-term debt                  363,365          338,744           17,491          (372,100)     347,500
Other liabilities                   ---           10,264              468               ---       10,732
Stockholders' equity             96,146           62,220           16,949           (92,398)      82,917
				 ------           ------           ------           -------       ------
Total liabilities
  and stockholders' equity     $473,910         $475,346          $49,113         $(471,342)    $527,027
			       ========         ========          =======         =========     ========



9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (Continued)

				Dictaphone Corporation (Successor Company)
			    Supplemental Consolidating Statement of Cash Flows
				    First Quarter Ended March 31, 1996



				Dictaphone      Dictaphone        Dictaphone    Consolidating
				Corporation         U.S.           Non-U.S.      Adjustments   Consolidated
				-----------   ----------------   ------------    -----------   ------------
Operating activities:
Net loss                          $(5,047)        $(10,107)           $(617)          $4,341      $(11,430)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization     1,679           17,956            1,253              ---        20,888
  Provision for deferred
  income taxes                       (301)          (6,407)             (83)             ---        (6,791)
  Change in assets and liabilities:
    Accounts receivable             3,475            7,665           (2,342)          (3,002)        5,796
    Inventories                       ---           (1,420)           1,266              122           (32)
    Other current assets              ---            1,390             (458)             (31)          901
    Accounts payable and
    accrued liabilities            (5,347)          (8,012)             127            2,985       (10,247)
    Advance billings                  ---             (775)             360              ---          (415)
    Other assets and other          4,415           (1,595)            (242)          (4,415)       (1,837)
				   ------           ------           ------           ------        ------
Net cash used in operating
  activities                       (1,126)          (1,305)            (736)             ---        (3,167)
				   ------           ------           ------           ------        ------

Investing activities:
 Payment for acquisition           (8,000)             ---              ---              ---        (8,000)
 Net investment in fixed assets       ---             (807)             (76)             ---          (883)
				   ------             ----              ---              ---        ------
 Net cash used in investing
  activities                       (8,000)            (807)             (76)             ---        (8,883)
				   ------           ------           ------           ------        ------

Financing activities:
  Repayment under term loan
  facility                         (1,750)             ---              ---              ---        (1,750)
  Borrowing from promissory notes  (6,250)           6,250              ---              ---           ---
  Borrowing from subsidiary         9,029           (9,029)             ---              ---           ---
  Borrowing from revolving
  credit facility                   8,000              ---              ---              ---         8,000
  Other                                97              ---              ---              ---            97
				   ------           ------           ------           ------        ------
Net cash provided by (used in)
  financing activities              9,126           (2,779)             ---              ---         6,347
				   ------           ------           ------           ------        ------

Effect of exchange rate
  changes on cash                    ---              ---              (22)              ---           (22)
				   ------           ------           ------           ------        ------

Decrease in cash                     ---            (4,891)           (834)              ---        (5,725)

Cash, beginning of period            ---            11,591           2,688               ---        14,279
				   ------           ------           ------           ------        ------

Cash, end of period                 $---            $6,700          $1,854              $---        $8,554
				   ======           ======          =======           ======        ======


						   -13-

		  DICTAPHONE CORPORATION (Predecessor Company)

		    COMBINED STATEMENT OF INCOME (Unaudited)
			     (Dollars in thousands)



							       Three Months
								  Ended
							      March 31, 1995
							      --------------

Revenue from:
     Sales                                                      $  57,615
     Sales to Pitney Bowes Inc.                                     7,956
     Rentals                                                          452
     Support services                                              22,404
								---------
	  Total revenue                                            88,427
								---------

Cost and expenses:

     Cost of sales                                                 24,940

     Cost of sales to Pitney Bowes Inc.                             7,413

     Cost of rentals                                                  117

     Selling, service and administrative                           38,429

     Research and development                                       2,622
								---------

Total cost and expenses                                            73,521
								---------

Operating profit                                                   14,906

Interest income                                                      (534)
								---------
Income before income taxes                                         15,440

Provision for income taxes                                          6,165
								---------

     Net income                                                 $   9,275
								=========



	    See accompanying notes to combined financial statements.

		  DICTAPHONE CORPORATION (Predecessor Company)

		   COMBINED STATEMENT OF CASH FLOW (Unaudited)
			     (Dollars in thousands)



						     Three Months
							 Ended
						     March 31, 1995
						     --------------

Cash flows from operating activities:
  Net income                                            $9,275
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        2,000
    Increase in deferred income taxes                       57
    Changes in assets and liabilities:
      Accounts receivable                               (3,218)
      Inventories                                          171
      Other current assets and prepayments              (2,148)
      Accounts payable and accrued liabilities             131
      Advance billings                                     821
      Other assets and other                            (8,929)
						        -------
        Net cash used in operating activities           (1,840)
						        -------

Cash flows from investing activities:
  Net investment in fixed assets                        (3,458)

Effect of exchange rate changes on cash                    438
						       -------

Net cash flow financed by Pitney Bowes Inc.            $(4,860)
						       =======


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                          $     3
						       =======
Income taxes paid                                      $   122
						       =======



	    See accompanying notes to combined financial statements.

		  DICTAPHONE CORPORATION (Predecessor Company)

	       NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
		(Dollars in thousands or as otherwise indicated)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation.  On April 25, 1995, Dictaphone Corporation
     ---------------------
     (Successor Company) (the "Company") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement"), with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the U.S. Dictaphone subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone Non-U.S. (Predecessor Company)") as set forth in the Acquisition Agreement. Dictaphone U.S. (Predecessor Company) and Dictaphone Non-U.S. (Predecessor Company) are collectively referred to as "Dictaphone Corporation (Predecessor Company)" or (the "Predecessor Company"). Effective August 11, 1995, the Predecessor Company was sold to the Company. The combined consolidated financial statements of the Company are unaudited, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented.


2.   SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION

     The following are the supplemental combining statement of income and combining statement of cash flows for the three months ended March 31, 1995.

		  Dictaphone Corporation (Predecessor Company)
		   Supplemental Combining Statement of Income
			Three Months Ended March 31, 1995



			   Dictaphone    Dictaphone    Combining
			       U.S.       Non-U.S.    Adjustments   Combined
			   -----------  -----------   ---------     --------



Revenue from:
  Sales and rentals         $57,977      $10,410       $(2,364)       $66,023

  Support services           18,363        4,041           ---         22,404
			     ------        -----        ------         ------
Total revenue                76,340       14,451        (2,364)        88,427
			     ------       ------        ------         ------

Costs and expenses:
  Cost of sales and rentals  29,279        5,532        (2,341)        32,470
  Selling, service and
  administrative             31,398        7,031           ---         38,429
  Research and development    2,622          ---           ---          2,622
  Interest (income) expenses,
    net                         (24)        (510)          ---           (534)
			     ------       ------        ------         ------
Total costs and expenses     63,275       12,053        (2,341)        72,987
			     ------       ------        ------         ------
Income before income taxes   13,065        2,398           (23)        15,440

Provision for income taxes    5,387          817           (39)         6,165
			     ------       ------        ------         ------
Net income                   $7,678       $1,581           $16         $9,275
			     ======       ======           ===        =======

2.   SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (Continued)


		  Dictaphone Corporation (Predecessor Company)
		 Supplemental Combining Statement of Cash Flows
			Three Months Ended March 31, 1995

							     Dictaphone       Dictaphone      Combining
							       U.S.           Non-U.S.       Adjustments  Combined
							   --------------    ------------    -----------  --------
Cash flows from operating activities:

 Net income                                                     $7,678          $1,581           $16         $9,275
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                1,678             322           ---          2,000
    Increase (decrease) in deferred income
      taxes                                                        299            (242)          ---             57
    Change in assets and liabilities:
      Accounts receivable                                       (1,240)         (1,775)         (203)        (3,218)
      Inventories                                                 (384)            532            23            171
      Other current assets                                      (1,760)           (360)          (28)        (2,148)
      Accounts payable and accrued
       liabilities                                                (479)            418           192            131
      Advance billings                                             541             280           ---            821
      Other assets and other                                    (8,907)            (22)          ---         (8,929)
								------           -----       -------         ------
 Net cash (used in) provided by operating
  activities                                                    (2,574)            734           ---         (1,840)
								------           -----       -------         ------

 Cash flows from investing activities:
   Net investment in fixed assets                               (2,929)           (529)          ---         (3,458)
								------           -----       -------         ------

 Effect of exchange rate changes on cash                           ---             438           ---            438
								------           -----       -------         ------

 Net cash flow available to Pitney Bowes
   Inc.                                                        $(5,503)         $  643       $   ---        $(4,860)
								======           =====       =======         ======

				      -17-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
	  -------------------------------------------------------------
	  AND FINANCIAL CONDITION
	  -----------------------

Overview

On April 25, 1995, the Company entered into the Acquisition Agreement with Pitney Bowes Inc. for the purpose of the Acquisition. On August 11, 1995, the Company acquired the Predecessor Company for $462.2 million, including certain post-closing adjustments as defined in the Acquisition Agreement.

The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values.



							  Three Months Ended
								March 31,
							 ----------------------
							 1996           1995
							 -----          ----
							     (in millions)

Total revenue                                           $80.5           $88.4
Cost of sales and rentals (*)                            33.5            32.5
Selling, service and administrative                      50.5            38.4
Research and development                                  3.6             2.6
							-----           -----
Operating profit (loss)                                  (7.1)           14.9
							-----           -----
Net interest expense (income) and other                  11.0            (0.5)
(Benefit) provision for income tax                       (6.7)            6.1
							-----           -----
Net (loss) income                                      $(11.4)           $9.3
							=====           =====


* Cost of sales and rentals do not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable.

							Three Months Ended
							      March 31,
							---------------------
							 1996           1995
							------          -----
							    (in millions)

Revenue from:
 Sales:
 U.S. Integrated Voice Systems                          $18.3           $22.3
 U.S. Communication Recording Systems                    13.7            18.6
 U.S. Customer Service parts                              4.4             4.4
 Contract Manufacturing
  (including sales to Pitney Bowes Inc.)                 10.1            10.0
 International Operations                                11.0            10.3
							 ----            ----
    Total sales                                          57.5            65.6
							 ----            ----

Rentals                                                   0.5             0.4
							 ----            ----
    Total sales and rentals                              58.0            66.0
							 ----            ----
Service:
U.S. Customer Service                                    19.7            18.4
International Operations                                  2.8             4.0
							 ----            ----
    Total support service                                22.5            22.4
							 ----            ----
Total revenue                                           $80.5           $88.4
							 ====            ====


Results of Operations - First Quarter 1996 vs. First Quarter 1995

Total revenue for the first three months of 1996 decreased 9.0% to $80.5 million from $88.4 million during the first three months of 1995. The decline in revenue is attributable to lower sales revenue from U.S. Integrated Voice Systems and U.S. Communications Recording Systems and lower revenue from International Operations offset in part by an increase in U.S. Customer Service revenue.

U.S. Integrated Voice Systems revenue declined 17.2% to $18.3 million from $22.3 million on lower systems billings (down 19.8%) and lower desktop and portable revenue (down 13.4%). First quarter 1996 results were negatively impacted by fourth quarter, 1995 incentives provided to the field sales organization which accelerated backlog closure and billings in that quarter, and a reorganization of the field sales organization in the first quarter of 1996 which temporarily diverted energies from selling efforts. Total U.S. Customer Service revenue (including sale of parts) increased 5.4% to $24.1 million from $22.8 million due to increased proprietary product service contract revenue (up 7.4%) as well as higher third party maintenance revenue (up $0.4 million). U.S. Communications Recording Systems declined 26.5% to $13.7 million from $18.6 million on lower Prolog billings. This reduction in revenue was attributable to a reduction in orders taken rate (total orders declined 20.1%). Total revenue from International Operations declined 3.9% as higher revenue in Germany, Canada and Switzerland due to increased Communications Recording System billings, plus favorable currency exchange ($0.1 million) were offset by lower service revenue in the United Kingdom (down 18.9%). Lower service revenue in the United Kingdom resulted from the expiration of a significant one-time third party maintenance contract which was in place during the first quarter of 1995. Contract manufacturing revenue was 1.7% higher than last year.

Results of Operations - First Quarter 1996 vs. First Quarter 1995  (Continued)

Cost of sales and rentals increased 3.1% to $33.5 million (41.6% of total revenue) versus $32.5 million (36.7% of total revenue)) for 1995. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $4.4 million, cost of sales and rentals represented 36.1% of total revenue. Cost of sales and rentals as a percentage of total revenue decreased due to an increased content of high margin U.S. Customer Service revenue and lower inventory adjustments partially offset by higher manufacturing costs.

Selling, service and administrative expenses for the first three months of 1996 increased 31.5% to $50.5 million (62.8% of total revenue) from $38.4 million (43.5% of total revenue) for the comparable period in 1995. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition in the amount of $11.6 million, selling, service and administrative expenses increased slightly (48.4% of total revenue) versus the first three months of 1995. This increase is attributable to higher U.S. Customer Service expenses (up $0.5 million), higher U.S. Headquarters expenses for taxes not based on income, higher marketing and advertising expenses, the elimination of allocations to Pitney Bowes Inc., and increases in international expenses due to branch sales office expansion in France and Italy, and higher sales compensation on increased revenue and higher advertising expenses in Germany. Lower Integrated Voice Systems selling expenses (down $1.4 million) due to lower sales compensation on lower sales revenue and reduced manpower partially offset these increases.

Research and development expenses of $3.6 million were 36.8% higher than the comparable period in 1995 due to headcount increases and $0.5 million of purchase accounting charges.

The Company recorded an operating loss of $7.1 million during the first quarter of 1996 compared to an operating profit of $14.9 million for the comparable period in 1995. Excluding purchase accounting adjustments associated with the Acquisition of $16.5 million, operating profit declined by 37.2%. This reduction reflects the impact of lower revenue and higher expenses partially offset by improved margins associated with the impact of a favorable mix shift to higher margin U.S. Customer Service revenue and lower inventory adjustments.

The Company has recorded a deferred tax asset of $27.8 million of which $7.4 million was recorded in the first quarter and provided for the increase in other assets. The deferred tax asset reflects the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1996 is approximately $26.4 million which will expire beginning in the year 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of March 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced.

Liquidity and Capital Resources

The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. In addition, Dictaphone made its final required cash payment ($8.0 million) to Pitney Bowes Inc. in the first quarter of 1996 which related to certain post-closing adjustments to the purchase price for the Company. This final payment and the reduction of an advance payment made by Pitney Bowes Inc. account for the reduction in accrued liabilities in the first quarter.

At March 31, 1996, the Company had outstanding term loans of $148.25 million (the "Term Loans") and a $8.0 million loan outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility at March 31, 1996 was $32 million. Scheduled annual principal payments will be $7.75 million in 1996, $11.75 million in 1997, $15.75 million in 1998 and 1999, and $19.75 million in 2000. There are no scheduled reductions in the $40.0 million Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75 million maturing on February 16, 1999. The swap will effectively convert that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the Term Loans to 8.8%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties will be reflected in interest expense in the periods in which they accrue.

In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone U.S. to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

The Company had $200.0 million of Notes outstanding as of March 31, 1996. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At March 31, 1996, the carrying amount of the Notes approximated fair value based upon dealer quotes.

First quarter capital expenditures totaled $0.9 million. The Company does not expect the limitation on capital expenditures in the Credit Agreement to restrict capital expenditures in a material manner.

The Company believes that cash flows from operating activities and its ability to borrow under the Revolving Credit Facility will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

In 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will evaluate the carrying value of its long lived assets and identifiable intangibles, including goodwill, in accordance with SFAS 121 when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The effect of adopting this new standard did not have a material effect on the Company's consolidated financial position or results of operations during the first quarter of 1996.

In 1996, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The Company, as provided for by SFAS 123, will continued to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" for employee stock compensation measurement and will provide the required pro forma footnote disclosures.

The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect during any particular period, including the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, and significant damage to or prolonged delay in operations at the Company's sole manufacturing facility.

The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including, but not limited to, loss of market share through competition, introduction of competing products by other firms, pressure on prices from competition or purchasers of the Company's products, and interest rate and foreign exchange fluctuations.


			   PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS
       -----------------

See Note 7 to the Condensed Consolidated Statements of Operations (Unaudited) of Dictaphone Corporation (Successor Company), which is incorporated herein by reference.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

(a) Exhibits
    --------

10.13     Amendment No. 1 to the Dictaphone Corporation Management
	  Stock Option Plan

10.14 Form of Letter Agreement amending the Subscription Agreement for Management Private Placement, dated as of August 7, 1995 and the Stockholders Agreement, dated as of August 11, 1995.

27        Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

There were no Reports on Form 8-K filed during the three months ended March 31, 1996.

				   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1996                         Dictaphone Corporation
				       --------------------------------
						 (Registrant)



				       By:   /s/ John H. Duerden
				       ---------------------------------
				       Name:  John H. Duerden
				       Title: Chairman, Chief Executive
					      Officer and President
					      (Principal Executive Officer)


				       By:   /s/ Joseph D. Skrzypczak
				       ----------------------------------
				       Name:  Joseph D. Skrzypczak
				       Title: Vice President, Chief
					      Financial Officer and Director
					      (Principal Financial and
					      Accounting Officer)

				  EXHIBIT INDEX


							       Sequentially
Exhibits  Description                                          Numbered Page

*10.13--Amendment No. 1 to the Dictaphone Corporation
	Management Stock Option Plan

*10.14--Form of Letter Agreement amending the Subscription
	Agreement for Management Private Placement, dated as of August 7, 1995 and the Stockholders Agreement, dated as of August 11, 1995.

*27  .--Financial Data Schedule

______________________
* Filed herewith.