Form 10-Q
period 1996-06-30
DICTAPHONE CORP /DE
filed 1996-08-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               ______________

                                  FORM 10-Q

  (Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to         .

                      Commission File Number:   33-93464

                           DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

  Delaware                                  13-3838908
  (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)         Identification No.)

                         3191 Broadbridge Avenue
                           Stratford, CT 06497
                             (203) 381-7000
                   (Address of principal executive offices,
                      including zip code, and telephone
                        number, including area code)

             ________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES     X              NO  ____

  Number of  Shares  of Common  Stock, Par  Value $.01,  outstanding as  of
  August 8, 1996:     9,483,000

  The Common Stock of the registrant is not publicly traded.

                            DICTAPHONE CORPORATION

                                    INDEX



                                                                  Page No.

  PART I.  FINANCIAL INFORMATION

  ITEM 1. Condensed Consolidated Financial Statements

          DICTAPHONE CORPORATION (Successor Company)

             Condensed Consolidated Statements of
             Operations for the Three and Six
             Months Ended June 30, 1996 (Unaudited)                  2

             Condensed Consolidated Balance Sheets
             as of June 30, 1996 (Unaudited) and
             December 31, 1995                                       3

             Condensed Consolidated Statement of
             Cash Flow for the Six Months Ended
             June 30, 1996 (Unaudited)                                4

             Notes to Consolidated Financial
             Statements (Unaudited)                               5 - 14

          DICTAPHONE CORPORATION (Predecessor Company)

             Combined Statements of Income for
             the Three and Six Months Ended
             June 30, 1995 (Unaudited)                               15

             Combined Statement of Cash Flow for
             the Six Months Ended June 30, 1995
             (Unaudited)                                             16

              Notes to Combined Financial Statements
              (Unaudited)                                         17 - 19


  ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                           20 - 25


  PART II.  OTHER INFORMATION

  ITEM 1.     Legal Proceedings                                      25

  ITEM 6.     Exhibits and Reports on Form 8-K                       25


                  PART I - FINANCIAL INFORMATION


  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DICTAPHONE CORPORATION (Successor Company)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in thousands, except per share amount)


                             Three Months        Six Months
                                Ended               Ended
                             June 30, 1996       June 30, 1996
                             -------------       -------------
  Revenues:
   Sales and rentals        $     62,241         $ 120,225
   Support services               23,011            45,486
                             -----------          ---------
        Total revenue             85,252           165,711
                             -----------          ---------
  Costs and expenses:

   Cost of sales and
    rentals                       31,712           65,194

   Selling, service
    and administrative            40,868           80,466

   Amortization of
    intangibles                   10,986           21,914

   Research and development        3,996            7,583
                             -----------          --------
  Operating loss                  (2,310)          (9,446)

  Interest expense                10,454           21,459

  Other (income)
   expense - net                     (77)             (64)
                             ------------         ---------
  Loss before income taxes       (12,687)          (30,841)

  Income tax benefit               4,797            11,521
                             -----------          ---------
   Net loss                       (7,890)          (19,320)

   Stock dividends on
    PIK Preferred Stock              607             1,132
                             -----------          ---------
   Net loss applicable to
    Common Stock              $   (8,497)        $  (20,452)
                             ============         ==========
   Net loss per share of
    Common Stock              $    (0.90)        $    (2.16)
                             ============         ==========

   See accompanying notes to condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (Successor Company)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share amounts)

                                 December 31, 1995     June 30, 1996
                                 ----------------      -------------
                                                        (Unaudited)
  ASSETS
  Current assets:
   Cash                               $   14,279       $    4,247
   Accounts receivable, less
    allowances of $1,462 and
    $1,425, respectively                  57,256           53,132
   Inventories                            66,341           61,203
   Other current assets                    9,152            9,771
                                      ----------        ---------
     Total current assets                147,028          128,353

  Property, plant and
   equipment, net                         45,690           40,642
  Deferred financing costs,
   net of accumulated amortization
   of $900 and $3,721, respectively       18,799           15,980
  Intangibles, net of accumulated
  amortization of $16,968 and $38,882,
  respectively                           307,964          289,366
  Prepaid repurchases,
  leased equipment                         7,279            6,217
  Other assets                            23,930           39,862
                                      ----------       ----------
     Total assets                     $  550,690       $  520,420
                                      ==========       ==========
  LIABILITIES AND
   STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                   $    7,932       $    7,613
   Interest payable                       10,922           11,466
   Accrued liabilities                    42,640           29,256
   Advance billings                       34,466           32,729
   Current portion of
    long-term debt                         7,750            9,781
                                      ----------       ----------
     Total current liabilities           103,710           90,845

  Long-term debt                         342,250          343,872
  Other liabilities                       10,227           11,228
                                      ----------       ----------
     Total liabilities                $  456,187       $  445,945
                                      ==========       ==========
  Commitments and contingencies
   (Note 6)

  Stockholders' equity:
   Cumulative preferred stock
   ($.01 par value; 10,000,000 shares
   authorized; 1,500,000 shares of
   14% PIK perpetual preferred stock
   issued and outstanding, liquidation
    value $16,947)                        15,815           16,947
   Common stock ($.01 par value;
    20,000,000 shares authorized;
    9,483,000 shares outstanding)             95               95
   Notes receivable from stockholders     (1,160)          (1,077)
   Additional paid-in capital             94,905           94,905
   Treasury stock, at cost                  (100)            (170)
   Accumulated deficit                   (14,689)          (35,140)
   Accumulated translation
   adjustment                               (363)           (1,085)
                                      -----------      ------------
     Total stockholders' equity           94,503            74,475
                                      ----------       ------------
     Total liabilities and
      stockholders' equity            $  550,690       $   520,420
                                      ==========       ============

   See accompanying notes to condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (Successor Company)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                          (Dollars in thousands)

                                                            Six Months
                                                              Ended
                                                          June 30, 1996
                                                          -------------
  Operating activities:
   Net loss                                                  $  (19,320)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization
     (including $4,384 of nonrecurring charge)                   38,110
     Provision for deferred income taxes                        (12,758)
     Changes in assets and liabilities:
      Accounts receivable                                         3,649
      Inventories                                                   491
      Other current assets                                         (692)
      Accounts payable and accrued liabilities                   (4,601)
      Advance billings                                           (1,701)
      Other assets and other                                     (6,547)
                                                             -----------
        Net cash used in operating activities                    (3,369)
                                                             -----------
  Investing activities:
   Payment for acquisition                                       (8,000)
   Net investment in fixed assets                                (2,259)
                                                             -----------
        Net cash used in investing activities                   (10,259)
                                                             -----------
  Financing activities:
   Repayment under term loan facility                            (3,500)
   Borrowings under revolving credit facility                    11,000
   Repayment under revolving credit facility                     (4,000)
   Other                                                            132
                                                             -----------
         Net cash provided by financing activities                3,632
                                                             -----------

  Effect of exchange rate changes on cash                           (36)
                                                             -----------
  Decrease in cash                                              (10,032)

  Cash, beginning of period                                      14,279
                                                             -----------
  Cash, end of period                                        $    4,247
                                                             ===========

  SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                              $   18,065
                                                             ===========

  Income taxes paid                                          $    1,041
                                                             ===========

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

            The condensed consolidated financial statements of the Company are unaudited, as of and for the three and six month periods ended June 30, 1996, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

            COSTS AND EXPENSES. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales or support services is practicable.

            LOSS  PER SHARE.    The weighted  average  number of  shares of
  common stock outstanding used in the computation of loss per share for the three and six month periods ended June 30, 1996 was 9,483,000.

  3.     INVENTORIES

  Inventories consist of the following:

                                           December 31,           June 30,
                                              1995                  1996
                                           ------------           --------
  Raw materials and work in process        $   18,437           $  19,383
  Supplies and service parts                   19,249              18,928
  Finished products                            28,655              22,892
                                           ----------           ---------
  Total inventories                        $   66,341           $  61,203
                                           ==========           =========

  4.     INTANGIBLES

            The following summarizes intangible assets, net of accumulated amortization of $16,968 and $38,882 at December 31, 1995 and June 30, 1996, respectively.

                                           December 31,           June 30,
                                              1995                  1996
                                           -----------          ----------
  Goodwill                                 $  140,006           $  140,740
  Tradenames                                   77,104               76,131
  Service contracts                            34,499               25,339
  Non-compete agreement                        47,202               38,995
  Patents                                       9,153                8,161
                                           ----------           ----------
                                           $  307,964           $  289,366
                                           ==========           ==========

  5.     INCOME TAXES

            The benefit for income taxes for the three and six month periods ended June 30, 1996 is $4,797 and $11,521, respectively.

            The Company has recorded a deferred tax asset of $33.5 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1996 is approximately $29.4 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of June 30, 1996. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

  6.     COMMITMENTS AND CONTINGENCIES

            On February 14, 1995, Pitney Bowes filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of Sudbury's patent and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the discovery stage and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury. Management believes
  the  Company  has  meritorious   defenses  to  the  claims  against   it.
  Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

            On June  23, 1995, a complaint  was filed in  the United States
  District Court for the Northern District of Illinois by Failsafe Disk Company ("Failsafe") against the Company. The complaint alleges that the Company violated Sections 1 and 2 of the Sherman Antitrust Act (the "Sherman Act") by preventing Failsafe from selling 10 through 60 channel recording tapes which, according to the complaint, are equal in quality to and lower in price than 10 through 60 channel tapes sold by the Company and others. On July 5, 1995, the complaint was served upon the Company. The complaint seeks damages of $19.2 million, subject to being trebled in accordance with the provisions of the Sherman Act, together with Failsafe's costs and expenses, including reasonable attorneys' fees. Certain preliminary discovery activities took place in late 1995 and early 1996. The Company does not believe that it has engaged in any violations of the Sherman Act and intends to vigorously contest this litigation. Although it is not possible to predict the outcome of any litigation with any assurance, based on allegations stated in the complaint, discovery proceedings to date and preliminary settlement discussions, the Company does not believe this action will have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

  7.     PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

            The following pro forma combined statement of operations of Dictaphone Corporation for the six months ended June 30, 1995 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1995. The pro forma operating results include the historical results of Dictaphone Corporation (Predecessor
  Company) shown herein adjusted for interest costs on borrowings to finance the Acquisition and purchase accounting adjustments.

                                           June 30, 1995
                          ________________________________________________
                                                               Dictaphone
                           Predecessor     Pro Forma          Corporation
                             Company       Adjustments         Pro Forma
                         -------------     ------------       -----------
  Total revenue           $  171,143       $   ---            $  171,143
                          ----------       -----------        -----------
  Net (loss) income       $   17,270       $  (33,646)        $  (16,376)
                          ----------       -----------        -----------
  Net loss applicable
   to common stock        $   17,270       $  (34,778)        $  (17,508)
                          ----------       -----------        -----------
  Earnings per share      $     1.82       $    (3.67)        $    (1.85)
                          ----------       -----------        -----------


  8.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

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

  8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)

            The following are the supplemental consolidating statements of operations for the three and six month periods ended June 30, 1996 and cash flows for the six month period ended June 30, 1996 and the supplemental consolidating balance sheets as of December 31, 1995 and June 30, 1996.


                 Dictaphone Corporation (Successor Company)
             Supplemental Consolidating Statement of Operations
                     Three Months Ended June 30, 1996

                                Dictaphone     Dictaphone    Dictaphone       Consolidating
                                Corporation       U.S.        Non-U.S.        Adjustments      Consolidated
                                -----------     ----------    ----------      -------------    ------------
    Revenue from:
     Sales and rentals          $   ---         $  56,635     $  8,784        $  (3,178)       $ 62,241
     Support services               ---            20,060        2,951             ---           23,011
                                 --------        ---------     --------         ----------     --------
       Total revenues               ---            76,695       11,735           (3,178)         85,252
                                 --------        ---------     --------         ----------     --------
    Costs and expenses:
     Cost of sales
      and rentals                   ---            29,765        4,876           (2,929)         31,712
     Selling, service
      and administrative             69            43,959        7,841              (15)         51,854
     Research and
      development                   ---             3,996          ---              ---           3,996
     Interest expense
      - net and other               404             9,428          530               15          10,377
                                --------        ---------      --------         --------      ---------
       Total costs
        and expenses                473            87,148       13,247           (2,929)         97,939
                                --------        ---------     --------          --------       --------
    Equity (loss)
     earnings                    (1,310)             ---          ---             1,310            ---
                                ---------       ---------     --------          --------      --------
    (Loss) income
     before income taxes         (1,783)         (10,453)      (1,512)            1,061         (12,687)

    Income tax benefit              113            3,896          685               103           4,797
                                --------        ---------       -------          -------      --------
    Net (loss) income          $ (1,670)       $  (6,557)     $  (827)          $ 1,164        $ (7,890)
                               =========       ==========       ========         =======      =========


    8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)

                 Dictaphone Corporation (Successor Company)
             Supplemental Consolidating Statement of Operations
                     Six Months Ended June 30, 1996


                                 Dictaphone      Dictaphone   Dictaphone     Consolidating
                                 Corporation      U.S.        Non-U.S.       Adjustments       Consolidated
                                 -----------    ----------    ----------     -------------     ------------
    Revenue from:
     Sales and rentals           $  ---          $ 107,027     $ 19,800       $  (6,602)       $120,225
     Support services               ---             39,710        5,776             ---          45,486
                                 --------        ---------     --------       ----------       --------
      Total revenues                ---            146,737       25,576          (6,602)        165,711
                                 --------        ---------     --------       ----------       --------
    Costs and expenses:
      Cost of sales
      and rentals                   ---             60,357        11,082          (6,245)        65,194
     Selling, service
      and administrative             107            86,855        15,418            ---         102,380
     Research and development       ---              7,583          ---             ---           7,583
     Interest expense - net
      and other                    1,257            18,909         1,215              14         21,395
                                  --------        ---------     --------         --------      --------
      Total costs
       and expenses                1,364           173,704        27,715          (6,231)       196,552
                                  --------       ---------      --------         --------      --------
    Equity (loss) earnings        (5,725)             ---          ---             5,725           ---
                                 ---------       ---------      --------         --------      --------
    (Loss) income before
     income taxes                 (7,089)         (26,967)       (2,139)           5,354        (30,841)

    Income tax benefit               372           10,303           695              151         11,521
                                  --------       ---------      -------          -------       --------
    Net (loss) income           $ (6,717)       $ (16,664)      $(1,444)         $ 5,505       $(19,320)
                                 =========      ==========      ========         =======       =========

    8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                   Dictaphone Corporation (Successor Company)
                    Supplemental Consolidating Balance Sheet
                              December 31, 1995


                               Dictaphone    Dictaphone    Dictaphone    Consolidating
                               Corporation      U.S.        Non-U.S.      Adjustments       Consolidated
                               -----------   ----------    ----------     -------------     ------------

    ASSETS

    Current assets:
     Cash                      $   ---        $  11,591    $  2,688       $     ---         $  14,279
     Accounts
     receivable                   7,509          50,623       8,567          (9,443)           57,256
     Inventories                   ---           56,139      11,035            (833)           66,341
     Other current assets          ---            5,718       3,499             (65)            9,152
                                --------       ---------    ---------       ----------      ---------
     Total current assets         7,509         124,071      25,789         (10,341)          147,028
    Note receivable                ---            6,821         ---          (6,821)              ---
    Investments in
     subsidiaries               446,228            ---          ---        (446,228)              ---
    Property, plant and
     equipment, net                ---           42,907       2,783            ---             45,690
    Deferred financing
     costs, net                  18,799            ---          ---            ---             18,799
    Intangibles, net              2,455         286,043      19,466            ---            307,964
    Other assets                  1,936          27,633       1,640            ---             31,209
                                ---------     ---------     --------         -------          -------
     Total assets             $ 476,927       $ 487,475     $49,678       $(463,390)         $550,690
                                =========     =========     =======        ==========        ========

    LIABILITIES AND STOCKHOLDERS'
    EQUITY

    Current
    liabilities:
     Accounts payable,
      interest payable and
      accrued liabilities      $ 18,996      $ 42,375     $  9,953        $ (9,830)         $ 61,494
     Advance billings               ---        30,531        3,935             ---            34,466
     Current portion of
     long-term debt               7,750          ---          ---              ---             7,750
                                --------      -------      -------          --------       ---------
     Total current
      liabilities                26,746        72,906       13,888          (9,830)          103,710
    Long-term debt              349,086       332,494       17,491        (356,821)          342,250
    Other liabilities              ---          9,748          479            ---             10,227
    Stockholders' equity        101,095        72,327       17,820         (96,739)           94,503
                               --------       -------      -------        ---------        ---------
    Total liabilities and
     stockholders'equity      $ 476,927      $487,475     $ 49,678       $(463,390)         $550,690
                               =========     ========     ========       ==========         ========

  8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)

               Dictaphone Corporation (Successor Company)
               Supplemental Consolidating Balance Sheet
                            June 30, 1996

                              Dictaphone     Dictaphone     Dictaphone    Consolidating
                              Corporation       U.S.        Non-U.S.      Adjustments       Consolidated
                              -----------    ----------     ----------    -------------     ------------


    ASSETS

    Current assets:
     Cash                     $    ---        $   3,867      $    380       $     ---        $   4,247
     Accounts receivable         10,385          45,645         9,110          (12,008)         53,132
     Inventories                   ---           52,832         9,575           (1,204)         61,203
     Other current assets          ---            4,402         5,387              (18)          9,771
                                 -------      ---------      ---------        ----------     ---------
     Total current assets        10,385         106,746        24,452          (13,230)       128,353
    Note receivable                ---           15,945         ---            (15,945)           ---
    Investments in
      subsidiaries              444,193            ---          ---           (444,193)           ---
    Property, plant
     and equipment, net             ---          38,264         2,378              ---         40,642
    Deferred financing
     costs, net                  15,980            ---          ---                ---         15,980
    Intangibles, net              2,467         268,694        18,205              ---        289,366
    Other assets                  2,351          41,469         1,786              473         46,079
                               ---------      ---------      --------         ---------     ---------
     Total assets             $ 475,376       $ 471,118       $46,821        $(472,895)      $520,420
                               =========      =========       =======        ==========      ========

    LIABILITIES AND STOCKHOLDERS'
    EQUITY

    Current liabilities:
     Accounts payable, interest
      payable and accrued
      liabilities              $ 11,526       $ 40,010       $  9,016         $(12,217)       $ 48,335
     Advance billings              ---          28,667          4,062             ---           32,729
     Current portion of
     long-term debt               9,750          ---               31             ---            9,781
                                --------       -------         -------         --------      ---------
      Total current
       liabilities                21,276       68,677          13,109          (12,217)         90,845
    Long-term debt               359,708      335,995          17,613         (369,444)        343,872
    Other liabilities               ---        10,783             445             ---           11,228
    Stockholders' equity          94,392       55,663          15,654          (91,234)         74,475
                                 --------      -------        -------         ---------      ---------
    Total liabilities
     and stockholders'equity   $ 475,376     $471,118        $ 46,821        $(472,895)       $520,420
                                =========     ========       ========        ==========       ========


  8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)

               Dictaphone Corporation (Successor Company)
            Supplemental Consolidating Statement of Cash Flows
                    Six Months Ended June 30, 1996



                                  Dictaphone   Dictaphone   Dictaphone   Consolidating
                                  Corporation     U.S.       Non-U.S.     Adjustments     Consolidated
                                  -----------  ----------   ----------   -------------    ------------

    Operating activities:
     Net loss                     $ (6,717)   $ (16,664)    $  (1,444)   $ 5,505          $ (19,320)
    Adjustments to reconcile
     net loss to net cash
     provided by (used in)
     operating activities:
     Depreciation and
     amortization                   2,853        32,924         2,333        ---            38,110
    Provision for
    deferred income taxes            (415)      (11,460)         (410)      (473)          (12,758)
    Change in assets
    and liabilities:
     Accounts receivable           (2,876)        4,977        (1,018)     2,566             3,649
     Inventories                      ---          (891)        1,011        371               491
     Other current assets             ---         1,316        (1,961)       (47)             (692)
     Accounts payable and
     accrued liabilities              530        (2,365)         (379)    (2,387)           (4,601)
     Advance billings                 ---        (1,864)          163        ---            (1,701)
     Other assets and other         8,335        (8,850)         (497)    (5,535)           (6,547)
                                   --------     ----------    ---------   --------       ----------
     Net cash used in
      operating activities          1,710        (2,877)       (2,202)       ---            (3,369)
                                   --------     ----------    ---------   --------       ----------
     Investing activities:
      Payment for acquisition      (8,000)          ---          ---         ---            (8,000)
      Net investment
       in fixed assets                ---        (2,068)        (191)        ---            (2,259)
                                   ---------    ----------    ---------   --------        ---------
      Net cash used in
       investing activities        (8,000)       (2,068)        (191)        ---           (10,259)
                                   ---------    ----------    ---------   --------        ---------
    Financing activities:
      Repayment under term
       loan facility               (3,500)          ---         ---          ---            (3,500)
      Borrowing from
       promissory notes            (6,345)        6,345         ---          ---                ---
      Borrowing from
       subsidiary                   9,124        (9,124)        ---          ---                ---
      Borrowing under
       revolving credit facility   11,000          ---          ---          ---             11,000
      Repayment under revolving
       credit facility             (4,000)         ---          ---          ---             (4,000)
      Other                            11          ---          121          ---                132
                                 ---------     ---------    ---------     ---------        ---------
    Net cash provided by
     (used in) financing
     activities                     6,290       (2,779)         121          ---              3,632
                                  --------     ---------    ---------     ---------        --------
    Effect of exchange rate
     changes on cash                 ---          ---           (36)         ---                (36)
                                  ---------    ---------     --------     ---------         --------
    Decrease in cash                 ---        (7,724)      (2,308)         ---            (10,032)

    Cash, beginning of period        ---        11,591        2,688          ---             14,279
                                  ---------    ---------    --------      ---------        --------
    Cash, end of period         $    ---      $  3,867       $  380     $    ---            $ 4,247
                                  =========   =========     ========     ==========        ========

    9.     SUBSEQUENT EVENT

            On July 17, 1996, the Company and the lenders under its Bank Credit Agreement, dated as of August 7, 1995, executed an amendment to such credit agreement, dated as of June 28, 1996, modifying certain of the covenants contained therein. The amendment lowered restrictions on investments and joint ventures, and revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio.

                   DICTAPHONE CORPORATION (Predecessor Company)

                     COMBINED STATEMENTS OF INCOME (Unaudited)
                            (Dollars in thousands)



                                       Three Months      Six Months
                                           Ended           Ended
                                      June 30, 1995     June 30, 1995
                                      -------------     -------------
  Revenues:
    Sales and rentals                 $     60,548      $     126,571
    Support services                        22,168             44,572
                                      ------------      -------------
      Total revenue                         82,716            171,143
                                      ------------       ------------
  Cost and expenses:

    Cost of sales and rentals               30,871             63,341

    Selling, service and
     administrative                         36,121             74,550

    Research and development                 2,946              5,568
                                          ------------     ----------
  Operating profit                          12,778             27,684

  Interest (income) expense - net             (489)            (1,023)
                                          -------------    -----------
  Income before income taxes                13,267             28,707

  Provision for income taxes                 5,272             11,437
                                         ------------     -----------
     Net income                         $    7,995       $     17,270
                                         ============     ===========



         See accompanying notes to combined financial statements.

                  DICTAPHONE CORPORATION (Predecessor Company)

                  COMBINED STATEMENT OF CASH FLOW (Unaudited)
                            (Dollars in thousands)



                                                             Six Months
                                                               Ended
                                                            June 30, 1995
                                                            -------------

  Cash flows from operating activities:
    Net income                                                 $   17,270
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 4,039
      Increase in deferred income taxes                               103
      Changes in assets and liabilities:
        Accounts receivable                                          (489)
        Inventories                                                (3,415)
        Other current assets and prepayments                          228
        Accounts payable and accrued liabilities                     (767)
        Advance billings                                             (240)
        Other assets and other                                    (12,183)
                                                               ----------
          Net cash used in operating activities                     4,546
                                                               ----------

  Cash flows from investing activities:
    Net investment in fixed assets                                 (5,191)

  Effect of exchange rate changes on cash                          (1,768)
                                                                ----------

  Net cash flow financed by Pitney Bowes Inc.                   $  (2,413)
                                                                ==========

  SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                $       6
                                                               =========
  Income taxes paid                                            $  13,381
                                                               =========


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


  2.     SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
         INFORMATION

            The following are the supplemental combining statements of income for the three and six month periods ended June 30, 1995 and combining statement of cash flows for the six month period ended June 30, 1995.

                     Dictaphone Corporation (Predecessor Company)
                      Supplemental Combining Statement of Income
                           Three Months Ended June 30, 1995


                                         Dictaphone     Dictaphone      Combining
                                           U.S.          Non-U.S.        Adjustments   Combined
                                         ----------     ----------       -----------   --------
    Revenue from:
      Sales and rentals                  $ 53,079        $ 9,532         $ (2,063)     $ 60,548
      Support services                     18,644          3,524             ---         22,168
                                          --------       -------          --------      -------
        Total revenue                      71,723         13,056           (2,063)       82,716
                                          ========       =======          ========      =======

    Costs and expenses:
      Cost of sales and rentals            27,962          4,968           (2,059)       30,871
      Selling, service and
       administrative                      29,551          6,570              ---        36,121
      Research and development              2,946           ---               ---         2,946
      Interest (income)
       expenses, net                         ---            (489)             ---         (489)
                                          --------        -------           ------       ------
         Total costs and
          expenses                         60,459         11,049           (2,059)       69,449
                                          --------        -------         --------     --------

    Income before income taxes             11,264          2,007               (4)       13,267
    Provision for income taxes              4,644            623                5         5,272
                                          --------        -------         --------      -------

    Net income                           $  6,620        $ 1,384         $     (9)     $  7,995
                                          ========        =======         ========     ========


    2. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                     Dictaphone Corporation (Predecessor Company)
                      Supplemental Combining Statement of Income
                          Six Months Ended June 30, 1995


                                     Dictaphone   Dictaphone    Combining
                                          U.S.       Non-U.S.    Adjustments   Combined
                                       ----------   ----------   -----------   --------
    Revenue from:
      Sales and rentals                $111,056     $19,942      $ (4,427)     $126,571
      Support services                   37,007       7,565          ---         44,572
                                       --------     -------      --------       -------
         Total revenue                  148,063      27,507        (4,427)      171,143
                                       ========     =======      ========       =======

    Costs and expenses:
      Cost of sales and rentals          57,241      10,500        (4,400)       63,341
      Selling, service and
       administrative                    60,949      13,601          ---         74,550
      Research and development            5,568        ---           ---          5,568
      Interest (income) expenses, net       (24)       (999)         ---         (1,023)
                                         -------     -------        ------        ------
         Total costs and expenses       123,734      23,102        (4,400)      142,436
                                        --------     -------      --------      --------

    Income before income taxes           24,329       4,405           (27)       28,707
    Provision for income taxes           10,031       1,440           (34)       11,437
                                        --------     -------      --------       -------

    Net income                         $ 14,298     $ 2,965      $      7      $ 17,270
                                        ========     =======      ========      ========


    2. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                       Dictaphone Corporation (Predecessor Company)
                     Supplemental Combining Statement of Cash Flows
                            Six Months Ended June 30, 1995

                                      Dictaphone   Dictaphone    Combining
                                          U.S.       Non-U.S.    Adjustments   Combined
                                       ----------   ----------   -----------   --------

    Cash flows from operating
     activities:
      Net income                       $  14,298     $  2,965     $      7      $  17,270
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
        Depreciation and amortization      3,379          660          ---          4,039
        Increase (decrease) in
         deferred income taxes               ---          103          ---            103





        Change in assets and
          liabilities:
          Accounts receivable              1,277       (1,879)         113           (489)
          Inventories                     (5,155)       1,713           27         (3,415)
          Other current assets               920         (640)         (52)           228
          Accounts payable and
           accrued liabilities            (1,043)         371          (95)          (767)
          Advance billings                  (513)         273          ---           (240)
          Other assets and other         (11,852)        (331)         ---        (12,183)
                                          -------       ------        -----       --------

    Net cash (used in) provided
     by operating activities               1,311        3,235          ---          4,546
                                          -------       ------        -----       --------

    Cash flows from investing
     activities:
      Net investment in fixed assets      (3,988)      (1,203)         ---         (5,191)
                                          --------      ------         ----        -------

    Effect of exchange rate
     changes on cash                        ---        (1,768)         ---         (1,768)
                                         -------        ------        -----        -------

    Net cash flow available
     to Pitney Bowes Inc.              $  (2,677)    $    264     $    ---      $  (2,413)
                                        =========     ========     =========      ========

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



                               Three Months Ended             Six Months Ended
                                    June 30,                       June 30,
                                ------------------             ----------------
                                1996          1995             1996        1995
                                ----          ----             ----        ----
                                             (in millions)
    Total revenue             $  85.3       $  82.7          $ 165.7    $ 171.1

    Cost of sales and
     rentals (1)                 31.7          30.9             65.2       63.3
    Selling, service
     and administrative          51.9          36.1            102.3       74.5
    Research and development      4.0           2.9              7.6        5.6
                               -------     --------          -------     ------
      Operating profit
       (loss)                    (2.3)         12.8             (9.4)      27.7
                               -------     --------          -------     ------

    Net interest expense
     (income) and other          10.4          (0.5)            21.4       (1.0)
    (Benefit) provision
      for income tax             (4.8)          5.3            (11.5)      11.4
                                ------      --------          -------      ----

    Net (loss) income         $  (7.9)      $   8.0          $ (19.3)    $ 17.3
                              ========       =======         ========      ====

    EBITDA (2)                $  13.8       $  14.8           $ 26.0     $ 31.7
                              ========       =======         ========      ====

    ------------------
  (1) Cost of sales and rentals do not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable.

  (2) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


                                Three Months Ended             Six Months Ended
                                    June 30,                       June 30,
                                ------------------             ----------------
                                1996          1995             1996        1995
                                ----          ----             ----        ----
                                             (in millions)
    Revenue from:
      Sales:
      U.S. Integrated
       Voice Systems            $  22.3     $  21.7          $  40.5     $ 44.0
      U.S. Communication
       Recording Systems           15.4        12.2             29.1       30.8
      U.S. Customer
       Service parts               4.5          4.7              8.9        9.1
      Contract Manufacturing
       (including sales to
        Pitney Bowes Inc.)        10.8         11.9             20.9       21.9
      International Operations     8.6          9.4             19.6       19.7
                                ------      -------          -------     ------
           Total sales            61.6         59.9            119.0      125.5
                                ------      -------          -------     ------

      Rentals                      0.7          0.6              1.2        1.0
                                ------      -------          -------     ------
           Total sales
            and rentals           62.3         60.5            120.2      126.5
                                ------      -------          -------     ------

      Service:
      U.S. Customer Service       20.0         18.6             39.7       37.0
      International Operations     3.0          3.6              5.8        7.6
                                ------      -------           ------     ------
           Total support
            service               23.0         22.2             45.5       44.6
                                ------      -------           ------     ------

         Total revenue          $ 85.3      $  82.7           $165.7     $171.1
                                ======      =======           ======     ======

  Results of Operations - Second Quarter 1996 vs. Second Quarter 1995

       Total revenue for the second quarter of 1996 increased 3.1% to $85.3 million from $82.7 million during the second quarter of 1995. The increase in revenue is attributable to higher sales revenue from U.S. Integrated Voice Systems ("U.S.I.V.S.") and U.S. Communications
  Recording  Systems  ("U.S.C.R.S."),  and an  increase  in  U.S.  Customer
  Service revenue partially offset by lower revenue from Contract Manufacturing and International Operations.

       U.S.I.V.S. revenue increased 2.8% to $22.3 million from $21.7 million on higher systems billings (up 16.0%). U.S.I.V.S. orders increased 3.8%. U.S. Customer Service revenue (including sale of parts) increased 5.6% to $24.5 million from $23.3 million due to increased proprietary product service contract revenue (up 4.6%) as well as higher third party maintenance revenue (up $0.6 million). U.S.C.R.S. revenue increased 25.3% from $12.2 million to $15.4 million on higher Guardian and Sentinel billings. This increase in revenue is attributable to an increase in orders taken rate (total orders increased 14.6%). Revenue from International Operations declined 9.7% as higher revenue in Germany and Canada was offset by lower revenue in the United Kingdom and Switzerland, as well as $0.4 million of unfavorable currency exchange. Contract Manufacturing revenue was 10.5% lower than the corresponding period of 1995.

       Cost of sales and rentals increased 2.7% to $31.7 million (37.2% of total revenue) during the three months ended June 30, 1996 versus $30.9 million (37.3% of total revenue) for the three months ended June 30, 1995. Excluding additional depreciation and amortization expense of $1.4 million related to purchase accounting adjustments associated with the Acquisition, cost of sales and rentals would have represented 35.5% of total revenue during the three months ended June 30, 1996. Cost of sales and rentals as a percentage of total revenue decreased during the three months ended June 30, 1996 due to an increased content of high margin U.S. Customer Service revenue, a reduced content of low margin Contract

  Manufacturing revenue, and lower inventory adjustments partially offset by lower U.S.C.R.S. price realization.

       Selling, service and administrative expenses for the second quarter of 1996 increased 43.6% to $51.9 million (60.8% of total revenue) from $36.1 million (43.7% of total revenue) for the comparable period in
  1995.   Excluding  additional depreciation  and  amortization expense  of
  $11.7 million associated with purchase accounting adjustments related to the Acquisition, selling, service and administrative expenses would have increased 11.3% (47.2% of total revenue) versus the second quarter 1995. This increase is attributable to higher U.S. Customer Service and U.S.C.R.S. expenses (up $0.6 million), higher U.S. Headquarters expenses for taxes not based on income, marketing and advertising expenses,
  employee   benefit   and  management   compensation,  and   increases  in
  international expenses due to branch sales office expansion in France and Italy as well as the establishment of an office for International
  Operations  in the  United Kingdom.   U.S.I.V.S.  selling  expenses (down
  $0.9 million) due  to reduced manpower partially offset  these increases.

       Research and development expenses of $4.0 million for the three months ended June 30, 1996 were 35.6% higher than the comparable period in 1995 due to headcount increases and $0.5 million of additional depreciation associated with purchase accounting adjustments related to the Acquisition.

       The Company recorded an operating loss of $2.3 million during the second quarter of 1996 compared to an operating profit of $12.8 million for the second quarter of 1995. Excluding purchase accounting adjustments of $13.5 million associated with the Acquisition, operating profit would have declined by 12.2%. This reduction reflects the impact of higher expenses partially offset by higher revenue and improved margins.

       The Company has recorded a deferred tax asset of $33.5 million, reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1996 is approximately $29.4 million which will expire beginning in the year 2010. Realization of the net operating loss carryforward is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although no assurance can be given that the Company will be able to realize the full benefit of the net operating loss carryforwards, management currently believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of June 30, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced.

  Results of Operations - Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

       Total revenue for the first six months of 1996 decreased 3.2% to $165.7 million from $171.1 million for the comparable period in 1995. The decline in revenue is attributable to lower sales revenue from U.S.I.V.S. and U.S.C.R.S. and lower sales revenue from International Operations and Contract Manufacturing partially offset by an increase in U.S. Customer Service revenue.

       U.S.I.V.S. revenue declined 7.2% from $44.0 million during the six months ended June 30, 1995 to $40.5 million during the six months ended June 30, 1996 on lower system sales (down 2.5%) and desktop and portable equipment sales (down 13.5%). U.S. Customer Service revenue (including sale of parts) increased 5.5% to $48.6 million from $46.1 million due to increased proprietary product service contract revenue (up 6.0%) as well as higher third party maintenance revenue (up $1.0 million). U.S.C.R.S. revenue for the first six months of 1996 declined 5.9% from $30.8 million to $29.1 million on lower Prolog billings. This reduction in revenue is attributable to a reduction in orders taken rate in the first quarter of 1996. Revenue from International Operations declined 6.6% as revenue growth in Germany and Canada due primarily to higher Communications Recording System revenue was offset by a decline in the United

  Kingdom  due  to  lower Communications  Recording  System  and  dictation revenue and the expiration of a significant one-time third party maintenance contract which was in place during the first half of 1995. Lower revenue in Switzerland (down 14.0%), as well as $0.4 million of unfavorable currency exchange also contributed to the decline. Contract Manufacturing revenue was 5.0% lower than the corresponding period of 1995.

       Cost of sales and rentals during the six months ended June 30, 1996 increased 2.9% to $65.2 million (39.3% of total revenue) versus $63.3 million (37.0% of total revenue) for the six months ended June 30, 1995. Excluding additional depreciation and amortization expense of $5.8 million related to purchase accounting adjustments associated with the Acquisition, cost of sales and rentals represented 35.8% of total revenue during the six months ended June 30, 1996. Cost of sales and rentals as a percentage of total revenue decreased during the first six months of 1996 due to an increased content of high margin U.S. Customer Service revenue, a reduced content of low margin Contract Manufacturing revenue and lower inventory adjustments partially offset by lower U.S.C.R.S. price realization.

       Selling, service and administrative expenses for the first half of 1996 increased 37.3% to $102.3 million (61.8% of total revenue) from $74.5 million (43.6% of total revenue) for the comparable period in 1995. Excluding additional depreciation and amortization expense of $23.3 million during the first six months of 1996 associated with purchase accounting adjustments related to the Acquisition, selling, service and administrative expenses increased 6.1% (47.8% of total revenue) versus the first six months of 1995. This increase is attributable to higher U.S. Customer service expenses (up $0.7 million), U.S.C.R.S. expenses (up $0.3 million), higher U.S. Headquarters expenses for taxes not based on income, marketing and advertising expenses, employee benefit and management compensation expense and increases in auditing and consulting fees. Higher international expense was due to branch sales office expansion in France and Italy as well as the establishment of an office for International Operations in the United Kingdom. Lower U.S.I.V.S. selling expenses (down $2.4 million) primarily due to reduced manpower partially offset these increases.

       Research and development expenses of $7.6 million for the six months ended June 30, 1996 were 36.2% higher than the comparable period in 1995 due to headcount increases and $0.9 million of additional depreciation associated with purchase accounting adjustments related to the Acquisition.

       The Company recorded an operating loss of $9.4 million during the first half of 1996 compared to an operating profit of $27.7 million for the first half of 1995. Excluding purchase accounting adjustments of $30.0 million associated with the Acquisition, operating profit declined by 25.6%. This reduction reflects the impact of lower revenue and higher expenses partially offset by improved margins.

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

       At June 30, 1996, the Company had outstanding term loans of $146.5 million (the "Term Loans") and a $7.0 million loan outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility at June 30, 1996 was $33 million. It is expected that borrowing under the Revolving Credit Facility will increase during the third quarter of 1996 in anticipation of the scheduled August 1 interest payment associated with the Notes. Scheduled annual principal payments on the term loans will be $7.75 million in 1996, $11.75 million in 1997, $15.75 million in 1998 and 1999, and $19.75 million in 2000. There are no scheduled reductions in the $40.0 million

  Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

       In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective
  February 16, 1996, with an aggregate notional principal amount equivalent to $75 million maturing on February 16, 1999. The swap will effectively convert that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 8.8%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties will be reflected in interest expense in the periods in which they accrue.

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

       On July 17, 1996, the Company and the lenders under its Bank Credit Agreement, dated as of August 7, 1995, executed an amendment to such credit agreement, dated as of June 28, 1996, modifying certain of the covenants contained therein. The amendment lowered restrictions on investments and joint ventures, and revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio.

       The Company had $200.0 million of Notes outstanding as of June 30,1996. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At June 30, 1996, the fair value of the Notes was favorable $11.0 million.

       Capital  expenditures for  the  first  half  of  1996  totaled  $2.3 million. The Company does not expect the limitation on capital expenditures contained in the Credit Agreement to restrict capital expenditures in a material manner.

       The Company believes that cash flows from operating activities and its ability to borrow under the Revolving Credit Facility will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular period, including the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, and significant damage to or prolonged delay in operations at the Company's sole manufacturing facility.

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

                          PART II - OTHER INFORMATION


  ITEM 1.     LEGAL PROCEEDINGS

       See Note 6 to the Condensed Consolidated Statements of Operations (Unaudited) of Dictaphone Corporation (Successor Company), which is incorporated herein by reference.


  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27 - Financial Data Schedule

       (b)    Reports on Form 8-K

                 On July 18, 1996, the Company filed a Current Report on Form 8-K, dated July 17, 1996, reporting, under Item 5 thereof, the amendment of certain of the covenants contained in the Company's senior Bank Credit Agreement, dated as of August 7, 1995.

                 No other reports on Form 8-K were filed by the Company during the quarter.

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated: August 13, 1996                     Dictaphone Corporation
                                          ---------------------------
                                                  (Registrant)


                                          By:   /s/ John H. Duerden
                                               ---------------------
                                          Name:   John H. Duerden
                                          Title:  Chairman, Chief
                                                  Executive Officer
                                                   and President
                                                   (Principal
                                                    Executive Officer)


                                          By:   /s/ Joseph D. Skrzypczak
                                                ------------------------
                                          Name:   Joseph D. Skrzypczak
                                          Title:  Vice President, Chief
                                                   Financial Officer and
                                                   Director (Principal
                                                   Financial and
                                                   Accounting Officer)

                               EXHIBIT INDEX

                                                             Sequentially
  Exhibits                  Description                      Numbered Page
  --------                  -----------                      -------------
    *27.     --     Financial Data Schedule

  ______________________
  * Filed herewith.