Form 10-Q
period 1996-09-30
DICTAPHONE CORP /DE
filed 1996-11-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to               .


                        Commission File Number: 33-93464

                             DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                   13-3838908
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                             3191 Broadbridge Avenue
                               Stratford, CT 06497
                                 (203) 381-7000
                    (Address of principal executive offices,
                        including zip code, and telephone
                          number, including area code)


                --------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES     X                      NO  ____

Number of Shares of Common Stock, Par Value $.01, outstanding as of November 8, 1996: 9,480,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION

                                      INDEX


                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         DICTAPHONE CORPORATION (Successor Company)

          Condensed Consolidated Statements of Operations for
          the Three and Nine Months Ended September 30, 1996
          (Unaudited)                                                      2

          Condensed Consolidated Statement of Operations for
          the Seven Weeks Ended September 30, 1995 (Unaudited)             3

          Condensed Consolidated Balance Sheets as of September
          30, 1996 (Unaudited) and December 31, 1995                       4

          Condensed Consolidated Statement of Cash Flow for the
          Nine Months Ended September 30, 1996 (Unaudited)                 5

          Condensed Consolidated Statement of Cash Flow for the
          Seven Weeks Ended September 30, 1995 (Unaudited)                 6

          Notes to Consolidated Financial Statements (Unaudited)      7 - 17

         DICTAPHONE CORPORATION (Predecessor Company)

          Combined Statements of Income for the Six and Thirty-two
          Weeks Ended August 11, 1995 (Unaudited)                         18

          Combined Statement of Cash Flow for the Thirty-two Weeks
          Ended August 11, 1995 (Unaudited)                               19

          Notes to Combined Financial Statements (Unaudited)         20 - 22


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         23 - 28

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               29

ITEM 6.   Exhibits and Reports on Form 8-K                                29

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)


                                                      THREE MONTHS   NINE MONTHS
                                                          ENDED         ENDED
                                                       SEPTEMBER      SEPTEMBER
                                                        30, 1996       30, 1996
                                                      ------------   -----------
Revenues:
     Sales and rentals ........................         $ 60,301       $180,526
     Support services .........................           23,146         68,632
                                                        --------       --------

       Total revenue ..........................           83,447        249,158
                                                         --------      --------

Costs and expenses:

     Cost of sales and rentals ...................        31,316         96,510

     Selling, service and administrative .........        40,859        121,325

     Amortization of intangibles .................        10,028         31,942

     Research and development ....................         3,839         11,422
                                                       ---------      ---------

Operating loss ...................................        (2,595)       (12,041)

Interest expense .................................        10,910         32,369

Other (income) expense - net .....................          (203)          (267)
                                                       ---------      ---------

Loss before income taxes .........................       (13,302)       (44,143)

Income tax benefit ...............................         4,797         16,318
                                                       ---------      ---------

     Net loss ....................................        (8,505)       (27,825)

     Stock dividends on PIK Preferred Stock ......           593          1,725
                                                       ---------      ---------

     Net loss applicable to Common Stock .........     $  (9,098)     $ (29,550)
                                                       =========      =========

     Net loss per share of Common Stock ..........     $   (0.96)     $   (3.12)
                                                       =========      =========



     See accompanying notes to condensed consolidated financial statements.



                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)



                                                                     SEVEN WEEKS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                       30, 1995
                                                                     -----------
Revenues:
     Sales and rentals .......................................          $39,103
     Support services ........................................           13,118
                                                                        -------

         Total revenue .......................................           52,221
                                                                        -------

Costs and expenses:

     Cost of sales and rentals ...............................           23,755

     Selling, service and administrative .....................           22,587

     Amortization of intangibles .............................            5,999

     Research and development ................................            1,133
                                                                         ------

Operating loss ...............................................           (1,253)

Interest expense .............................................            5,787
                                                                         ------

Loss before income taxes .....................................           (7,040)

Income tax benefit ...........................................            2,523
                                                                         ------

     Net loss ................................................           (4,517)

     Stock dividends on PIK Preferred Stock ..................              290
                                                                       --------

     Net loss applicable to Common Stock .....................         $ (4,807)
                                                                       ========

     Net loss per share of Common Stock ......................         $  (0.51)
                                                                       ========







     See accompanying notes to condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                                                          1995             1996
                                                                                                       ------------    -------------
                                                                                                                        (UNAUDITED)

ASSETS
Current assets:
    Cash .......................................................................................        $  14,279         $   5,087
    Accounts receivable, less allowances of $1,462 and $1,508, respectively ....................           57,256            55,357
    Inventories ................................................................................           66,341            60,376
    Other current assets .......................................................................            9,152            10,898
                                                                                                        ---------         ---------
         Total current assets ..................................................................          147,028           131,718

Property, plant and equipment, net .............................................................           45,690            39,175
Deferred financing costs, net of accumulated amortization of $900
 and $5,124, respectively ......................................................................           18,799            15,308
Intangibles, net of accumulated amortization of $16,968 and $48,912, respectively ..............          307,964           279,616
Prepaid repurchases, leased equipment ..........................................................            7,279             5,596
Other assets ...................................................................................           23,930            44,833
                                                                                                        ---------         ---------
         Total assets ..........................................................................        $ 550,690         $ 516,246
                                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................................        $   7,932         $   7,564
    Interest payable ...........................................................................           10,922             4,552
    Accrued liabilities ........................................................................           42,640            29,260
    Advance billings ...........................................................................           34,466            33,460
    Current portion of long-term debt ..........................................................            7,750            11,452
                                                                                                        ---------         ---------
         Total current liabilities .............................................................          103,710            86,288

Long-term debt .................................................................................          342,250           352,583
Other liabilities ..............................................................................           10,227            11,028
                                                                                                        ---------         ---------
         Total liabilities .....................................................................        $ 456,187         $ 449,899
                                                                                                        ---------         ---------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Cumulative  preferred stock ($.01 par value;  10,000,000 shares  authorized;
      1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value $17,540) .......................................           15,815            17,540
    Common stock ($.01 par value; 20,000,000 shares authorized;
      9,480,000 shares outstanding) ............................................................               95                95
    Notes receivable from stockholders .........................................................           (1,160)           (1,077)
    Additional paid-in capital .................................................................           94,905            94,905
    Treasury stock, at cost ....................................................................             (100)             (170)
    Accumulated deficit ........................................................................          (14,689)          (44,239)
    Accumulated translation adjustment .........................................................             (363)             (707)
                                                                                                        ---------         ---------
         Total stockholders' equity ............................................................           94,503            66,347
                                                                                                        ---------         ---------
         Total liabilities and stockholders' equity ............................................        $ 550,690         $ 516,246
                                                                                                        =========         =========


     See accompanying notes to condensed consolidated financial statements.



                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                       1996
                                                                   -------------
Operating activities:
   Net loss .....................................................      $(27,825)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization (including $5,079
      of nonrecurring charge) ...................................        55,116
      Provision for deferred income taxes .......................       (17,018)
      Changes in assets and liabilities:
          Accounts receivable ...................................         1,666
          Inventories ...........................................           816
          Other current assets ..................................        (1,723)
          Accounts payable and accrued liabilities ..............       (11,907)
          Advance billings ......................................        (1,010)
          Other assets and other ................................        (8,004)
                                                                       --------
             Net cash used in operating activities ..............        (9,889)
                                                                       --------

Investing activities:
   Payment for acquisition ......................................        (8,000)
   Net investment in fixed assets ...............................        (4,526)
                                                                        --------
          Net cash used in investing activities .................       (12,526)
                                                                       --------

Financing activities:
   Repayment under term loan facility ...........................        (5,250)
   Borrowings under revolving credit facility ...................        30,500
   Repayment under revolving credit facility ....................       (12,500)
   Other ........................................................           489
                                                                       --------
      Net cash provided by financing activities .................        13,239
                                                                       --------

Effect of exchange rate changes on cash .........................           (16)
                                                                       --------

Decrease in cash ................................................        (9,192)

Cash, beginning of period .......................................        14,279
                                                                       --------

Cash, end of period .............................................      $  5,087
                                                                       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ...................................................      $ 34,467
                                                                       ========
Income taxes paid ...............................................      $  1,289
                                                                       ========



     See accompanying notes to condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                    SEVEN WEEKS
                                                                      ENDED
                                                                   SEPTEMBER 30,
                                                                        1995
                                                                   -------------
Operating activities:
   Net loss ....................................................      $  (4,517)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization (including $3,904
      of nonrecurring charge) ..................................         13,592
      Provision for deferred income taxes ......................         (2,886)
      Changes in assets and liabilities:
          Accounts receivable ..................................         (7,357)
          Inventories ..........................................          3,700
          Other current assets .................................            482
          Accounts payable and accrued liabilities .............         11,526
          Advance billings .....................................         (3,161)
          Other assets and other ...............................         (2,337)
                                                                      ---------
             Net cash used in operating activities .............          9,042
                                                                      ---------

Investing activities:
   Payment for acquisition .....................................       (450,000)
   Net investment in fixed assets ..............................           (545)
                                                                      ---------
      Net cash used in investing activities ....................       (450,545)
                                                                      ---------

Financing activities:
   Net proceeds from sale of senior subordinated notes .........        194,000
   Borrowings under term loan facility .........................        150,000
   Proceeds from sale of common stock ..........................         95,000
   Proceeds from sale of preferred stock .......................         15,000
   Borrowings under revolving credit facility ..................         15,000
   Payment of deferred financing costs .........................        (15,917)
   Repayment of management loans ...............................             53
                                                                      ---------
      Net cash provided by financing activities ................        453,136
                                                                      ---------

Effect of exchange rate changes on cash ........................            (56)
                                                                      ---------

Increase in cash ...............................................         11,577

Cash, beginning of period ......................................          2,463
                                                                      ---------

Cash, end of period ............................................      $  14,040
                                                                      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ..................................................      $     268
                                                                      =========
Income taxes paid ..............................................      $    --
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

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three and nine month periods ended September 30, 1996, and the seven weeks ended September 30, 1995, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

             COSTS AND EXPENSES. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales or support services is practicable.

             LOSS PER SHARE. The weighted average number of shares of common stock outstanding used in the computation of loss per share for the three and nine month periods ended September 30, 1996 was 9,480,000.

3.     INVENTORIES

             Inventories consist of the following:



                                                 DECEMBER 31,    SEPTEMBER 30,
                                                      1995            1996
                                                   ------------    -------------

Raw materials and work in process ..............      $18,437         $18,530
Supplies and service parts .....................       19,249          18,674
Finished products ..............................       28,655          23,172
                                                      -------         -------
Total inventories ..............................      $66,341         $60,376
                                                      =======         =======


4.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization of $16,968 and $48,912 at December 31, 1995 and September 30, 1996, respectively.



                                                   DECEMBER 31,    SEPTEMBER 30,
                                                      1995             1996
                                                   ------------    -------------

Goodwill .................................           $140,006        $140,067
Tradenames ...............................             77,104          75,644
Service contracts ........................             34,499          21,742
Non-compete agreement ....................             47,202          34,498
Patents ..................................              9,153           7,665
                                                     --------        --------
                                                     $307,964        $279,616
                                                     ========        ========


5.     INCOME TAXES

             The benefit for income taxes for the three and nine month periods ended September 30, 1996 is $4,797 and $16,318, respectively.

     The Company has recorded a deferred tax asset of $38.6 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforwards for federal income tax purposes as of September 30, 1996 is approximately $35.3 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of September 30, 1996. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

7.     PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

     The following pro forma combined statement of operations of Dictaphone Corporation for the nine months ended September 30, 1995 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1995. The pro forma operating results include the historical results of the Company and Dictaphone Corporation (Predecessor Company) shown herein adjusted for interest costs on borrowings to finance the Acquisition and purchase accounting adjustments.



                                                     SEPTEMBER 30, 1995
                                            ------------------------------------

                                                         PRO FORMA
                                            HISTORICAL   ADJUSTMENTS  PRO FORMA
                                            -----------  ----------- -----------

Total revenue ............................   $ 254,324   $    --      $ 254,324
                                             ---------   ---------    ---------

Net (loss) income ........................   $  12,542   $ (42,200)   $ (29,658)
                                             ---------   ---------    ---------

Net loss applicable to common stock ......   $  12,252   $ (43,635)   $ (31,383)
                                             ---------   ---------    ---------

Earnings per share .......................   $    1.29   $   (4.60)   $   (3.31)
                                             ---------   ---------    ---------


8.       SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
         INFORMATION

               Dictaphone U.S. has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes")
          issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995 and as amended on July 17, 1996 (the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). Dictaphone Non-U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes.

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)

             The following are the supplemental consolidating statements of operations for the three and nine month periods ended September 30, 1996 and the seven weeks ended September 30, 1995 and cash flows for the nine month period ended September 30, 1996, and the seven weeks ended September 30, 1995 and the supplemental consolidating balance sheets as of December 31, 1995 and September 30, 1996.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996


                                          DICTAPHONE   DICTAPHONE  DICTAPHONE
                                          CORPORATION      U.S.     NON-U.S.
                                          -----------  ----------  ----------

Revenue from:
 Sales and rentals ...................    $   --      $ 54,599    $  8,204
 Support services ....................        --        20,259       2,887
                                           --------    --------    --------
     Total revenues ..................        --        74,858      11,091
                                           --------    --------    --------

Costs and expenses:
 Cost of sales and rentals ...........        --        29,502       4,355
 Selling, service and
   administrative ....................          44      42,448       8,395
 Research and development ............        --         3,839        --
 Interest expense - net and other ....         644       9,677         386
                                           --------    --------    --------
     Total costs and expenses ........         688      85,466      13,136
                                           --------    --------    --------

Equity (loss) earnings ..............       (1,614)       --          --
                                           --------    --------    --------

(Loss) income before income taxes ...        (2,302)    (10,608)     (2,045)

Income tax benefit ..................           250       3,867         695
                                           --------    --------    --------

Net (loss) income ...................      $ (2,052)   $ (6,741)   $ (1,350)
                                           ========    ========    ========


                                         CONSOLIDATING
                                          ADJUSTMENTS  CONSOLIDATED
                                         ------------- ------------

Revenue from:
 Sales and rentals .................      $ (2,502)   $ 60,301
 Support services ..................          --        23,146
                                          --------    --------
     Total revenues ................        (2,502)     83,447
                                          --------    --------

Costs and expenses:
 Cost of sales and rentals .........        (2,541)     31,316
 Selling, service and
   administrative ..................          --        50,887
 Research and development ..........          --         3,839
 Interest expense - net and other ..          --        10,707
                                          --------    --------
     Total costs and expenses ......        (2,541)     96,749
                                          --------    --------

Equity (loss) earnings ..............        1,614        --
                                          --------    --------

(Loss) income before income taxes ...        1,653     (13,302)

Income tax benefit ..................          (15)      4,797
                                          --------    --------

Net (loss) income ...................     $  1,638    $ (8,505)
                                          ========    ========

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                          DICTAPHONE    DICTAPHONE   DICTAPHONE
                                          CORPORATION      U.S.       NON-U.S.
                                          -----------   ----------   -----------

Revenue from:
  Sales and rentals .................      $    --      $ 161,626    $  28,004
  Support services ..................           --         59,969        8,663
                                           ---------    ---------    ---------
      Total revenues ................           --        221,595       36,667
                                           ---------    ---------    ---------

Costs and expenses:
  Cost of sales and rentals .........           --         89,859       15,437
  Selling, service and
    administrative ..................            151      129,303       23,813
  Research and development ..........           --         11,422         --
  Interest expense - net and other ..          1,901       28,586        1,601
                                           ---------    ---------    ---------
      Total costs and expenses ......          2,052      259,170       40,851
                                           ---------    ---------    ---------

Equity (loss) earnings ..............         (7,339)        --           --
                                           ---------    ---------    ---------

(Loss) income before income taxes ...         (9,391)     (37,575)      (4,184)

Income tax benefit ..................            622       14,170        1,390
                                           ---------    ---------    ---------

Net (loss) income ...................      $  (8,769)   $ (23,405)   $  (2,794)
                                           =========    =========    =========


                                          CONSOLIDATING
                                           ADJUSTMENTS  CONSOLIDATED
                                          ------------- ------------


Revenue from:
  Sales and rentals .................      $  (9,104)   $ 180,526
  Support services ..................           --         68,632
                                           ---------    ---------
      Total revenues ................         (9,104)     249,158
                                           ---------    ---------

Costs and expenses:
  Cost of sales and rentals .........         (8,786)      96,510
  Selling, service and
    administrative ..................           --        153,267
  Research and development ..........           --         11,422
  Interest expense - net and other ..             14       32,102
                                           ---------    ---------
      Total costs and expenses ......         (8,772)     293,301
                                           ---------    ---------

Equity (loss) earnings ..............          7,339         --
                                           ---------    ---------

(Loss) income before income taxes ...          7,007      (44,143)

Income tax benefit ..................            136       16,318
                                           ---------    ---------

Net (loss) income ...................      $   7,143    $ (27,825)
                                           =========    =========

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      SEVEN WEEKS ENDED SEPTEMBER 30, 1995


                                           DICTAPHONE   DICTAPHONE  DICTAPHONE
                                           CORPORATION     U.S.      NON-U.S.
                                           -----------  ----------  ----------

Revenue from:
  Sales and rentals .................       $   --      $ 34,512    $  6,055
  Support services ..................           --        11,472       1,646
                                            --------    --------    --------
      Total revenues ................           --        45,984       7,701
                                            --------    --------    --------

Costs and expenses:
  Cost of sales and rentals .........           --        22,077       3,177
  Selling, service and
    administrative ..................             21      24,792       3,773
  Research and development ..........           --         1,133        --
  Interest expense - net and other ..          5,524         (28)        291
                                            --------    --------    --------
      Total costs and expenses ......          5,545      47,974       7,241
                                            --------    --------    --------

Equity (loss) earnings ..............         (1,366)       --          --
                                            --------    --------    --------

(Loss) income before income taxes ...         (6,911)     (1,990)        460

Income tax benefit ..................          2,385         547        (304)
                                            --------    --------    --------

Net (loss) income ...................       $ (4,526)   $ (1,443)   $    156
                                            ========    ========    ========


                                          CONSOLIDATING
                                           ADJUSTMENTS  CONSOLIDATED
                                          ------------- ------------

Revenue from:
  Sales and rentals .................       $ (1,464)   $ 39,103
  Support services ..................           --        13,118
                                            --------    --------
      Total revenues ................         (1,464)     52,221
                                            --------    --------

Costs and expenses:
  Cost of sales and rentals .........         (1,499)     23,755
  Selling, service and
    administrative ..................           --        28,586
  Research and development ..........           --         1,133
  Interest expense - net and other ..           --         5,787
                                            --------    --------
      Total costs and expenses ......         (1,499)     59,261
                                            --------    --------

Equity (loss) earnings ..............          1,366        --
                                            --------    --------

(Loss) income before income taxes ...          1,401      (7,040)

Income tax benefit ..................           (105)      2,523
                                            --------    --------

Net (loss) income ...................       $  1,296    $ (4,517)
                                            ========    ========

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1995


                                           DICTAPHONE    DICTAPHONE  DICTAPHONE
                                           CORPORATION      U.S.       NON-U.S.
                                           -----------   ----------  ----------
ASSETS
Current assets:
  Cash ............................        $    --       $  11,591   $   2,688
  Accounts receivable .............           7,509         50,623       8,567
  Inventories .....................             --          56,139      11,035
  Other current assets ............             --           5,718       3,499
                                           ---------     ---------   ---------
    Total current assets ..........            7,509       124,071      25,789
Note receivable ...................             --           6,821        --
Investments in subsidiaries .......          446,228          --          --
Property, plant and equipment,
  net .............................             --          42,907       2,783
Deferred financing costs, net .....           18,799          --          --
Intangibles, net ..................            2,455       286,043      19,466
Other assets ......................            1,936        27,633       1,640
                                           ---------     ---------   ---------
Total assets ......................        $ 476,927     $ 487,475   $  49,678
                                           =========     =========   =========


LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest
   payable and accrued liabilities         $  18,996     $  42,375   $   9,953
  Advance billings ................             --          30,531       3,935
  Current portion of long-term
    debt ..........................            7,750           --          --
                                          ---------      ---------   ---------
      Total current liabilities ...          26,746         72,906      13,888
Long-term debt ....................         349,086        332,494      17,491
Other liabilities .................            --            9,748         479
Stockholders' equity ..............         101,095         72,327      17,820
                                          ---------      ---------   ---------
Total liabilities
  and stockholders' equity ........       $ 476,927      $ 487,475   $  49,678
                                          =========      =========   =========


                                          CONSOLIDATING
                                           ADJUSTMENTS   CONSOLIDATED
                                          -------------  ------------

Current assets:
  Cash ............................       $    --        $  14,279
  Accounts receivable .............          (9,443)        57,256
  Inventories .....................            (833)        66,341
  Other current assets ............             (65)         9,152
                                          ---------      ---------
    Total current assets ..........         (10,341)       147,028
Note receivable ...................          (6,821)          --
Investments in subsidiaries .......        (446,228)          --
Property, plant and equipment,
  net .............................            --           45,690
Deferred financing costs, net .....            --           18,799
Intangibles, net ..................            --          307,964
Other assets ......................            --           31,209
                                          ---------      ---------
Total assets ......................       $(463,390)     $ 550,690
                                          =========      =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest
   payable and accrued
     liabilities ..................       $  (9,830)     $  61,494
  Advance billings ................            --           34,466
  Current portion of long-term
    debt ..........................            --            7,750
                                          ---------      ---------
      Total current liabilities ...          (9,830)       103,710
Long-term debt ....................        (356,821)       342,250
Other liabilities .................            --           10,227
Stockholders' equity ..............         (96,739)        94,503
                                          ---------      ---------
Total liabilities
  and stockholders' equity ........       $(463,390)     $ 550,690
                                          =========      =========


8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1996


                                            DICTAPHONE   DICTAPHONE  DICTAPHONE
                                            CORPORATION     U.S.       NON-U.S.
                                            -----------  ----------  ----------

ASSETS
Current assets:
  Cash ............................         $    --     $   4,210   $     877
  Accounts receivable .............            15,227      49,512       9,257
  Inventories .....................              --        51,664       9,877
  Other current assets ............               215       4,635       6,053
                                            ---------   ---------   ---------
    Total current assets ..........            15,442     110,021      26,064
Note receivable ...................              --        27,567        --
Investments in subsidiaries .......           451,755        --          --
Property, plant and equipment,
  net .............................              --        36,334       2,841
Deferred financing costs, net .....            15,308        --          --
Intangibles, net ..................             2,145     259,504      17,967
Other assets ......................             2,661      45,516       1,794
                                            ---------   ---------   ---------
Total assets ......................         $ 487,311   $ 478,942   $  48,666
                                            =========   =========   =========


LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest
   payable and accrued
     liabilities ..................         $   4,642   $  44,178   $  11,317
  Advance billings ................              --        30,028       3,432
  Current portion of long-term
    debt ..........................            10,750        --           702
                                            ---------   ---------   ---------
      Total current liabilities ...            15,392      74,206      15,451
Long-term debt ....................           379,580     345,245      18,074
Other liabilities .................              --        10,569         459
Stockholders' equity ..............            92,339      48,922      14,682
                                            ---------   ---------   ---------
Total liabilities
  and stockholders' equity ........         $ 487,311   $ 478,942   $  48,666
                                            =========   =========   =========

                                        CONSOLIDATING
                                         ADJUSTMENTS    CONSOLIDATED
                                        -------------   ------------

Current assets:
  Cash ............................        $    --      $   5,087
  Accounts receivable .............          (18,639)      55,357
  Inventories .....................           (1,165)      60,376
  Other current assets ............               (5)      10,898
                                           ---------    ---------
    Total current assets ..........          (19,809)     131,718
Note receivable ...................          (27,567)        --
Investments in subsidiaries .......         (451,755)        --
Property, plant and equipment,
  net .............................             --         39,175
Deferred financing costs, net .....             --         15,308
Intangibles, net ..................             --        279,616
Other assets ......................              458       50,429
                                           ---------    ---------
Total assets ......................        $(498,673)   $ 516,246
                                           =========    =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest
   payable and accrued
     liabilities ..................   $ (18,761)   $  41,376
  Advance billings ................        --         33,460
  Current portion of long-term
    debt ..........................        --         11,452
                                      ---------    ---------
      Total current liabilities ...     (18,761)      86,288
Long-term debt ....................    (390,316)     352,583
Other liabilities .................        --         11,028
Stockholders' equity ..............     (89,596)      66,347
                                      ---------    ---------
Total liabilities
  and stockholders' equity ........   $(498,673)   $ 516,246
                                      =========    =========

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                          DICTAPHONE    DICTAPHONE   DICTAPHONE
                                          CORPORATION      U.S.       NON-U.S.
                                          -----------   ----------   ----------

Operating activities:
  Net loss ........................       $  (8,769)   $ (23,405)   $  (2,794)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
    Depreciation and
      amortization ................           4,263       47,542        3,311
    Provision for deferred income
      taxes .......................            (725)     (15,327)        (508)
    Change in assets and liabilities:
       Accounts receivable ........          (7,718)       1,110         (923)
       Inventories ................            --           (410)         894
       Other current assets .......            (215)       1,083       (2,531)
       Accounts payable and
         accrued liabilities ......          (6,354)       1,803        1,459
       Advance billings ...........            --           (503)        (507)
       Other assets and other .....           7,610       (7,628)        (647)
                                          ---------    ---------    ---------
Net cash used in operating
  activities ......................         (11,908)       4,265       (2,246)
                                          ---------    ---------    ---------

Investing activities:
  Payment for acquisition .........          (8,000)        --           --
  Net investment in fixed assets ..            --         (3,652)        (874)
                                          ---------    ---------    ---------
Net cash used in investing
  activities ......................          (8,000)      (3,652)        (874)
                                          ---------    ---------    ---------

Financing activities:
  Repayment under term loan
    facility .....................          (5,250)        --           --
  Borrowing from promissory notes .        (12,866)      12,750          116
  Borrowing from subsidiary .......         20,744      (20,744)        --
  Borrowing under revolving credit
   facility ......................          30,500         --           --
  Repayment under revolving credit
   facility ......................         (12,500)        --           --
  Other ...........................           (720)        --          1,209
                                         ---------    ---------    ---------
Net cash provided by (used in)
  financing activities ............         19,908       (7,994)       1,325
                                         ---------    ---------    ---------

Effect of exchange rate changes
  on cash .........................           --           --            (16)
                                         ---------    ---------    ---------

Decrease in cash ..................           --         (7,381)      (1,811)

Cash, beginning of period .........           --         11,591        2,688
                                         ---------    ---------    ---------

Cash, end of period ...............      $    --      $   4,210    $     877
                                         =========    =========    =========


                                        CONSOLIDATING
                                         ADJUSTMENTS  CONSOLIDATED
                                        ------------- ------------

Operating activities:
  Net loss ........................      $   7,143    $ (27,825)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization .           --         55,116
    Provision for deferred income
      taxes .......................           (458)     (17,018)
    Change in assets and liabilities:
       Accounts receivable ........          9,197        1,666
       Inventories ................            332          816
       Other current assets .......            (60)      (1,723)
       Accounts payable and
         accrued liabilities ......         (8,815)     (11,907)
       Advance billings ...........           --         (1,010)
       Other assets and other .....         (7,339)      (8,004)
                                         ---------    ---------
Net cash used in operating
  activities .....................            --         (9,889)
                                         ---------    ---------

Investing activities:
  Payment for acquisition .........           --         (8,000)
  Net investment in fixed assets ..           --         (4,526)
                                         ---------    ---------
Net cash used in investing
  activitities ....................           --        (12,526)
                                         ---------    ---------

Financing activities:
  Repayment under term loan
    facility ......................           --         (5,250)
  Borrowing from promissory notes .           --           --
  Borrowing from subsidiary .......           --           --
  Borrowing under revolving
    credit facility ...............           --         30,500
  Repayment under revolving
    credit facility ...............           --        (12,500)
  Other ...........................           --            489
                                         ---------    ---------
Net cash provided by (used in)
  financing activities ............           --         13,239
                                         ---------    ---------

Effect of exchange rate changes on
  cash ............................           --            (16)
                                         ---------    ---------

Decrease in cash ..................           --         (9,192)

Cash, beginning of period .........           --         14,279
                                         ---------    ---------

Cash, end of period ...............      $    --      $   5,087
                                         =========    =========

8. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      SEVEN WEEKS ENDED SEPTEMBER 30, 1995


                                      DICTAPHONE   DICTAPHONE   DICTAPHONE
                                      CORPORATION     U.S.       NON-U.S.
                                      -----------  ----------   ----------

Operating activities:
  Net loss ........................   $  (4,526)   $  (1,443)   $     156
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
    Depreciation and
      amortization .................        364       12,596          632
    Provision for deferred income
      taxes ........................     (2,363)        (464)         (59)
    Change in assets and liabilities:
       Accounts receivable .........     (3,406)      (3,661)        (623)
       Inventories .................       --          3,226          509
       Other current assets ........       --            585          (91)
       Accounts payable and
         accrued liabilities .......      4,708        6,613          418
       Advance billings ............       --         (2,821)        (340)
       Other assets and other ......      2,087       (2,748)        (307)
                                      ---------    ---------    ---------
Net cash used in operating
  activities .......................     (3,136)      11,883          295
                                      ---------    ---------    ---------

Investing activities:
  Payment for acquisition .........    (450,000)        --           --
  Net investment in fixed assets ..        --           (391)        (154)
                                      ---------    ---------    ---------
Net cash used in investing
  activities ......................    (450,000)        (391)        (154)
                                      ---------    ---------    ---------

Financing activities:
  Net proceeds from sale of senior
    subordinated notes ............     194,000         --           --
  Borrowings under term loan
    facility ......................     150,000         --           --
  Proceeds from sale of common
    stock .........................      95,000         --           --
  Proceeds from sale of preferred
    stock .........................      15,000         --           --
  Borrowings from revolving credit
    facility ......................      15,000         --           --
  Payment of deferred financing
    costs .........................     (15,917)        --           --
  Repayment of management loans ...          53         --           --
                                      ---------    ---------    ---------
Net cash provided by (used in)
  financing activities ............     453,136         --           --
                                      ---------    ---------    ---------

Effect of exchange rate changes
  on cash .........................        --           --            (56)
                                      ---------    ---------    ---------

Increase in cash ..................        --         11,492           85

Cash, beginning of period .........        --            969        1,494
                                      ---------    ---------    ---------

Cash, end of period ...............   $    --      $  12,461    $   1,579
                                      =========    =========    =========


                                     CONSOLIDATING
                                      ADJUSTMENTS  CONSOLIDATED
                                     ------------- ------------

Operating activities:
  Net loss ........................   $   1,296    $  (4,517)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
    Depreciation and
      amortization .................       --         13,592
    Provision for deferred income
      taxes ........................       --         (2,886)
    Change in assets and
      liabilities:
       Accounts receivable ........         333       (7,357)
       Inventories ................         (35)       3,700
       Other current assets .......         (12)         482
       Accounts payable and
         accrued liabilities ......        (213)      11,526
       Advance billings ...........        --         (3,161)
       Other assets and other .....      (1,369)      (2,337)
                                      ---------    ---------
Net cash used in operating
  activities ......................        --          9,042
                                      ---------    ---------

Investing activities:
  Payment for acquisition .........        --       (450,000)
  Net investment in fixed assets ..        --           (545)
                                      ---------    ---------
Net cash used in investing
  activities ......................        --       (450,545)
                                      ---------    ---------

Financing activities:
  Net proceeds from sale of senior
    subordinated notes ............        --        194,000
  Borrowings under term loan
    facility ......................        --        150,000
  Proceeds from sale of common
    stock .........................        --         95,000
  Proceeds from sale of preferred
    stock .........................        --         15,000
  Borrowings from revolving
    credit facility ...............        --         15,000
  Payment of deferred financing
    costs .........................        --        (15,917)
  Repayment of management loans ...        --             53
                                      ---------    ---------
Net cash provided by (used in)
   financing activities ...........        --        453,136
                                      ---------    ---------

Effect of exchange rate changes on
   cash ...........................        --            (56)
                                      ---------    ---------

Increase in cash ..................        --         11,577

Cash, beginning of period .........        --          2,463
                                      ---------    ---------

Cash, end of period ...............   $    --      $  14,040
                                      =========    =========


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                    COMBINED STATEMENTS OF INCOME (UNAUDITED)
                             (Dollars in thousands)



                                                                     THIRTY-TWO
                                                      SIX WEEKS        WEEKS
                                                        ENDED          ENDED
                                                      AUGUST 11,     AUGUST 11,
                                                        1995            1995
                                                      ----------     ----------
 Revenues:
     Sales and rentals ...........................     $  21,521      $ 148,092
     Support services ............................         9,439         54,011
                                                       ---------      ---------

         Total revenue ...........................        30,960        202,103
                                                       ---------      ---------

Cost and expenses:

     Cost of sales and rentals ...................        10,927         74,268

     Selling, service and administrative .........        19,224         93,774

     Research and development ....................         1,436          7,004
                                                       ---------      ---------

Operating profit .................................          (627)        27,057

Interest (income) expense - net ..................          (377)        (1,400)
                                                       ---------      ---------

(Loss)/income before income taxes ................          (250)        28,457

(Benefit)/provision for income taxes .............           (39)        11,398
                                                       ---------      ---------

     Net (loss)/income ...........................     $    (211)     $  17,059
                                                       =========      =========
















            See accompanying notes to combined financial statements.


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                   COMBINED STATEMENT OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)





                                                                THIRTY-TWO WEEKS
                                                                     ENDED
                                                                AUGUST 11, 1995
                                                                ----------------

Cash flows from operating activities:
   Net income ..................................................       $ 17,059
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ............................          4,931
      Increase in deferred income taxes ........................           --
      Changes in assets and liabilities:
          Accounts receivable ..................................         (1,304)
          Inventories ..........................................         (7,190)
          Other current assets and prepayments .................         (9,945)
          Accounts payable and accrued liabilities .............          2,056
          Advance billings .....................................          2,719
          Other assets and other ...............................         (4,318)
                                                                       --------
             Net cash used in operating activities .............          4,008
                                                                       --------

Cash flows from investing activities:
   Net investment in fixed assets ..............................         (5,538)

Effect of exchange rate changes on cash ........................             77
                                                                       --------

Net cash flow financed by Pitney Bowes Inc. ....................       $ (1,453)
                                                                       ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ..................................................       $      8
                                                                       ========
Income taxes paid ..............................................       $ 13,454
                                                                       ========









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


2.     SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

             The following are the supplemental combining statements of income for the six and thirty-two week periods ended August 11, 1995 and combining statement of cash flows for the thirty-two week period ended August 11, 1995.


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                   SUPPLEMENTAL COMBINING STATEMENT OF INCOME
                         SIX WEEKS ENDED AUGUST 11, 1995


                                         DICTAPHONE  DICTAPHONE
                                            U.S.      NON-U.S.
                                         ----------  ----------

Revenue from:
   Sales and rentals .................   $ 18,957    $  3,333
   Support services ..................      8,067       1,372
                                         --------    --------
      Total revenue ..................     27,024       4,705
                                         --------    --------

Costs and expenses:
   Cost of sales and rentals .........      9,909       1,782
   Selling, service and
     administrative ..................     16,097       3,127
   Research and development ..........      1,436        --
   Interest (income) expense, net ....       --          (377)
                                         --------    --------
      Total costs and expenses .......     27,442       4,532
                                         --------    --------

Income before income taxes ...........       (418)        173
Provision (benefit) for income taxes .       (110)         74
                                         --------    --------
Net income (loss) ....................   $   (308)   $     99
                                         ========    ========

                                          COMBINING
                                        ADJUSTMENTS  COMBINED
                                        -----------  --------
Revenue from:
   Sales and rentals .................   $   (769)   $ 21,521
   Support services ..................       --         9,439
                                         --------    --------
      Total revenue ..................       (769)     30,960
                                         --------    --------

Costs and expenses:
   Cost of sales and rentals .........       (764)     10,927
   Selling, service and
     administrative ..................       --        19,224
   Research and development ..........       --         1,436
   Interest (income) expense, net ....       --          (377)
                                         --------    --------
      Total costs and expenses .......       (764)     31,210
                                         --------    --------

Income before income taxes ...........         (5)       (250)
Provision (benefit) for income taxes .         (3)        (39)
                                         --------    --------
Net income (loss) ....................   $     (2)   $   (211)
                                         ========    ========


2.    SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
      INFORMATION  (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                   SUPPLEMENTAL COMBINING STATEMENT OF INCOME
                     THIRTY-TWO WEEKS ENDED AUGUST 11, 1995


                                         DICTAPHONE   DICTAPHONE
                                            U.S.       NON-U.S.
                                         ----------   ----------

Revenue from:
   Sales and rentals .................   $ 130,013    $  23,275
   Support services ..................      45,074        8,937
                                         ---------    ---------
      Total revenue ..................     175,087       32,212
                                         ---------    ---------

Costs and expenses:
   Cost of sales and rentals .........      67,150       12,282
   Selling, service and
     administrative ..................      77,046       16,728
   Research and development ..........       7,004         --
   Interest (income) expense, net ....         (24)      (1,376)
                                         ---------    ---------
      Total costs and expenses .......     151,176       27,634
                                         ---------    ---------

Income before income taxes ...........      23,911        4,578
Provision (benefit) for income taxes .       9,921        1,514
                                         ---------    ---------
Net income ...........................   $  13,990    $   3,064
                                         =========    =========

                                          COMBINING
                                         ADJUSTMENTS  COMBINED
                                         -----------  --------

Revenue from:
   Sales and rentals .................   $  (5,196)   $ 148,092
   Support services ..................        --         54,011
                                         ---------    ---------
      Total revenue ..................      (5,196)     202,103
                                         ---------    ---------

Costs and expenses:
   Cost of sales and rentals .........      (5,164)      74,268
   Selling, service and
     administrative ..................        --         93,774
   Research and development ..........        --          7,004
   Interest (income) expense, net ....        --         (1,400)
                                         ---------    ---------
      Total costs and expenses .......      (5,164)     173,646
                                         ---------    ---------

Income before income taxes ...........         (32)      28,457
Provision (benefit) for income taxes .         (37)      11,398
                                         ---------    ---------
Net income ...........................   $       5    $  17,059
                                         =========    =========



2.     SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION  (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                     THIRTY-TWO WEEKS ENDED AUGUST 11, 1995


                                                  DICTAPHONE  DICTAPHONE
                                                     U.S.      NON-U.S.
                                                  ----------  ----------

Cash flows from operating activities:
   Net income .................................   $ 13,990    $  3,064
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization ...........      4,069         862
      Increase (decrease) in deferred income
        taxes .................................       --          --
      Change in assets and liabilities:
          Accounts receivable .................     (1,750)        303
          Inventories .........................     (8,767)      1,545
          Other current assets ................     (9,431)       (457)
          Accounts payable and accrued
            liabilities .......................      1,531         648
          Advance billings ....................      2,577         142
          Other assets and other ..............     (4,016)       (302)
                                                  --------    --------

Net cash (used in) provided by operating
 activities ...................................     (1,797)      5,805
                                                  --------    --------

Cash flows from investing activities:
   Net investment in fixed assets .............     (4,740)       (798)
                                                  --------    --------

Effect of exchange rate changes on cash .......       --            77
                                                  --------    --------

Net cash flow available to Pitney Bowes
  Inc. ........................................   $ (6,537)   $  5,084
                                                  ========    ========


                                                  COMBINING
                                                 ADJUSTMENTS  COMBINED
                                                 -----------  --------

Cash flows from operating activities:
   Net income .................................   $      5    $ 17,059
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization ...........       --         4,931
      Increase (decrease) in deferred income
        taxes .................................       --          --
      Change in assets and liabilities:
          Accounts receivable .................        143      (1,304)
          Inventories .........................         32      (7,190)
          Other current assets ................        (57)     (9,945)
          Accounts payable and accrued
            liabilities .......................       (123)      2,056
          Advance billings ....................       --         2,719
          Other assets and other ..............       --        (4,318)
                                                  --------    --------

Net cash (used in) provided by operating
 activities ...................................       --         4,008
                                                  --------    --------

Cash flows from investing activities:
   Net investment in fixed assets .............       --        (5,538)
                                                  --------    --------

Effect of exchange rate changes on cash .......       --            77
                                                  --------    --------

Net cash flow available to Pitney Bowes
  Inc. ........................................   $   --      $ (1,453)
                                                  ========    ========


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

       To facilitate the discussion of the three and nine month periods ended September 30, 1996 against the results of operations for the same periods of 1995, the historical operations of the Successor Company and Predecessor Company have been combined, since the Acquisition occurred six and thirty-two weeks into the three and nine month periods ended September 30, 1995, respectively.



                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                             ------------------
                                               1996      1995
                                              ------    ------
                                               (IN MILLIONS)
Total revenue .............................   $  83.4  $  83.2

Cost of sales and rentals (1) .............      31.3     34.7
Selling, service and administrative
  (including amortization
  of intangibles) .........................      50.9     47.8
Research and development ..................       3.8      2.6
                                                -----    -----
  Operating profit (loss) .................      (2.6)    (1.9)
                                                -----    -----

Net interest expense (income) and other ...      10.7      5.4
(Benefit) provision for income tax ........      (4.8)    (2.6)
                                                -----    -----

Net (loss) income .........................   $  (8.5) $  (4.7)
                                                =====    =====

EBITDA (2) ................................   $  13.0  $  12.2
                                                =====    =====


                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             -------------------
                                                1996      1995
                                               ------    ------
                                                (IN MILLIONS)

Total revenue .............................   $  249.2  $  254.3

Cost of sales and rentals (1) .............       96.5      98.0
Selling, service and administrative .......      153.3     122.4
Research and development ..................       11.4       8.1
                                                ------    ------
  Operating profit (loss) .................      (12.0)     25.8
                                                ------    ------

Net interest expense (income) and other ...       32.1       4.4
(Benefit) provision for income tax ........      (16.3)      8.9
                                                ------    ------

Net (loss) income .........................   $  (27.8) $   12.5
                                                ======    ======

EBITDA (2) ................................   $   39.0  $   44.0
                                                ======    ======


----------------
(1) Cost of sales and rentals do not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable.

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


                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 ------------------
                                                   1996    1995
                                                  ------  ------
                                                   (IN MILLIONS)
Revenue from:
Sales:
  U.S. Integrated Voice Systems ..............   $  18.9 $  22.6
  U.S. Communication Recording Systems .......      17.6    12.5
  U.S. Customer Service parts ................       4.4     4.7
  Contract Manufacturing
    (including sales to Pitney Bowes Inc.) ...      10.8    11.1
  International Operations ...................       8.2     9.2
                                                   -----   -----
      Total sales ............................      59.9    60.1
                                                   -----   -----

  Rentals ....................................       0.4     0.5
                                                   -----   -----
      Total sales and rentals ................      60.3    60.6
                                                   -----   -----

  Service:
  U.S. Customer Service ......................      20.2    19.5
  International Operations ...................       2.9     3.1
                                                   -----   -----
      Total support service ..................      23.1    22.6
                                                   -----   -----

Total revenue ................................   $  83.4 $  83.2
                                                   =====   =====


                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                   1996      1995
                                                  ------    ------
                                                    (IN MILLIONS)

Revenue from:
Sales:
  U.S. Integrated Voice Systems ..............   $   59.4 $   66.6
  U.S. Communication Recording Systems .......       46.7     43.3
  U.S. Customer Service parts ................       13.2     13.7
  Contract Manufacturing
    (including sales to Pitney Bowes Inc.) ...       31.7     33.1
  International Operations ...................       27.9     29.0
                                                   ------   ------
      Total sales ............................      178.9    185.7
                                                   ------   ------

  Rentals ....................................        1.6      1.5
                                                   ------   ------
      Total sales and rentals ................      180.5    187.2
                                                   ------   ------

  Service:
  U.S. Customer Service ......................       60.0     56.5
  International Operations ...................        8.7     10.6
                                                   ------   ------
      Total support service ..................       68.7     67.1
                                                   ------   ------

Total revenue ................................   $  249.2 $  254.3
                                                   ======   ======


RESULTS OF OPERATIONS - THIRD QUARTER 1996 VS. THIRD QUARTER 1995

       Total revenue for the third quarter of 1996 increased 0.3% to $83.4 million from $83.2 million during the third quarter of 1995. The increase in revenue is attributable to higher sales revenue from U.S. Communications Recording Systems ("U.S.C.R.S."), and an increase in U.S. Customer Service revenue partially offset by lower revenue from U.S. Integrated Voice Systems ("U.S.I.V.S."), Contract Manufacturing, and International Operations.

       U.S.I.V.S. revenue declined 16.1% to $18.9 million from $22.6 million on lower systems billings (down 21.2%) and desktop and portable revenue (down 8.7%). U.S.I.V.S. orders declined 15.7% during the quarter due to lower systems orders. U.S. Customer Service revenue (including sale of parts) increased 1.6% to $24.6 million from $24.2 million due to increased proprietary product service contract revenue (up 1.4%) as well as higher third party maintenance revenue (up $0.4 million). U.S.C.R.S. revenue increased 40.9% from $12.5 million to $17.6 million on higher Guardian and Sentinel installations and backlog closure in the quarter. Revenue from International Operations declined 10.2% from $12.3 million to $11.1 milion due to lower revenue in Germany, Canada, the United Kingdom and Switzerland, as well as $0.2 million of unfavorable currency exchange. During the third quarter of 1996, the Company announced a reorganization and change in the low end product distribution strategy (from direct sales to distributors and dealers) in Europe. The Company believes that near term results from the European operations could be negatively impacted during this transition. Contract Manufacturing revenue was 2.6% lower than the corresponding period of 1995.

     Cost of sales and rentals decreased 9.7% to $31.3 million (37.5% of total revenue) during the three months ended September 30, 1996 from $34.7 million (41.7% of total revenue) for the three months ended September 30, 1995. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $1.5 million and $4.6 million, respectively, for the three months ended September 30, 1996 and 1995, cost of sales and rentals would have represented 35.7% of total revenue for the three months ended September 30, 1996 versus 36.2% for the three months ended

September 30, 1995. Cost of sales and rentals as a percentage of total revenue decreased during the three months ended September 30, 1996 due to lower U.S. Customer Service costs, a reduced content of low margin Contract Manufacturing revenue, and improvement in Contract Manufacturing pricing.

     Selling, service and administrative expenses (including amortization of intangibles) for the third quarter of 1996 increased 6.4% to $50.9 million (61.0% of total revenue) from $47.8 million (57.5% of total revenue) for the comparable period in 1995. Excluding additional depreciation and amortization expense of $11.4 million associated with purchase accounting adjustments related to the Acquisition, selling, service and administrative expenses would have represented 47.3% of total revenue for the three months ended September 30, 1996 versus 48.4% on a comparable basis for the third quarter 1995. This decline is attributable to lower U.S.I.V.S. selling expenses (down $2.3 million) due to lower  sales  revenue,  reduced  manpower  and lower  legal  expenses,  and U.S.
Headquarters expenses for employee benefits (down $0.9 million) which were partially offset by increased U.S. Customer Service expense for training and repair, U.S.C.R.S. sales compensation, higher marketing and advertising expenses, and increased international expenses associated with the establishment of an office for International Operations in the United Kingdom.

       Research and development expenses of $3.8 million for the three months ended September 30, 1996 were 49.4% higher than the comparable period in 1995 due to headcount increases.

     The Company recorded an operating loss of $2.6 million during the third quarter of 1996 compared to an operating loss of $1.9 million for the third quarter of 1995. Excluding purchase accounting adjustments associated with the Acquisition of $12.9 million and $12.1 million for the third quarter of 1996 and 1995, respectively, operating profit would have been flat versus the prior year as the impact of higher revenue and improved margins was offset by higher operating expenses.

       The Company has recorded a deferred tax asset of $38.6 million, reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforwards for federal income tax purposes as of September 30, 1996 is approximately $35.3 million which will expire beginning in the year 2010. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although no assurance can be given that the Company will be able to realize the full benefit of the net operating loss carryforwards, management currently believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of September 30, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS.
NINE MONTHS ENDED SEPTEMBER 30, 1995

       Total revenue for the first nine months of 1996 decreased 2.0% to $249.2 million from $254.3 million for the comparable period in 1995. The decline in revenue is attributable to lower sales revenue from U.S.I.V.S. and Contract Manufacturing and lower revenue from International Operations partially offset by an increase in sales revenue from U.S.C.R.S. and U.S. Customer Service revenue.

       U.S.I.V.S. revenue declined 10.7% from $66.6 million during the nine months ended September 30, 1995 to $59.4 million during the nine months ended September 30, 1996 on lower system sales (down 9.2%) and desktop and portable equipment sales (down 12.0%). The decline in desktop and portable equipment sales is associated with the reorganization of the field sales organization in the first quarter of 1996. U.S. Customer Service revenue (including sale of parts) increased 4.2% to $73.2 million from $70.2 million due to increased proprietary product service contract revenue (up 4.4%) as well as higher third party maintenance revenue (up $1.3 million). U.S.C.R.S. revenue for the first nine months of 1996 increased 7.7% from $43.3 million to $46.7 million on higher Guardian and Sentinel installations. Revenue from International Operations declined 7.7% from $39.6 million for the nine months ended September 30, 1995 to $36.6 million for the nine months ended September 30, 1996 as revenue growth in Germany and Canada due primarily to higher Communications Recording System revenue was offset by a decline in the United

Kingdom due to lower Communications Recording System and dictation revenue and the expiration of a significant one-time third party maintenance contract which was in place during the first half of 1995. Lower revenue in Switzerland (down 3.7%), as well as $0.6 million of unfavorable currency exchange also contributed to the decline. Contract Manufacturing revenue was 4.2% lower than the corresponding period of 1995.

       Order backlog at September 30, 1996 totalled $27.3 million representing an increase of $3.5 million versus December 31, 1995. U.S.I.V.S. backlog of $15.6 million increased by $5.0 million primarily due to increased system orders. Partially offsetting this increase in order backlog were U.S.C.R.S. which declined by $0.7 million to $9.4 million, and international backlog which declined to $2.3 million from $3.1 million at year end 1995.

     Cost of sales and rentals during the nine months ended September 30, 1996 decreased 1.5% to $96.5 million (38.7% of total revenue) versus $98.0 million (38.5% of total revenue) for the nine months ended September 30, 1995. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $7.3 million and $4.6 million from the first nine months of 1996 and 1995, respectively, cost of sales and rentals would have declined as a percent of revenue from 36.8% to 35.8%. This decline is attributable to an increased content of high margin U.S. Customer Service revenue, and lower inventory adjustments partially offset by lower U.S.C.R.S. price realization.

     Selling, service and administrative expenses (including amortization of intangibles) for the first nine months of 1996 increased 25.3% to $153.3 million (61.5% of total revenue) from $122.4 million (48.1% of total revenue) for the comparable period in 1995. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $35.7 million in 1996 and $7.6 million in 1995, selling, service and administrative expenses would have increased by 2.1 percentage points to 47.2% versus the first nine months of 1995. This increase is attributable to higher U.S. Customer service expenses (up $1.1 million), U.S.C.R.S. expenses (up $0.9 million), and U.S. Headquarters expenses for taxes not based on income, marketing and advertising, management compensation, and increases in consulting fees. Increased operating expenses for International Operations was due to branch sales office expansion in France and Italy as well as the establishment of an office for International Operations in the United Kingdom. Lower U.S.I.V.S. selling expenses (down $4.7 million), primarily due to reduced manpower, partially offset these increases.

       Research and development expenses of $11.4 million for the nine months ended September 30, 1996 were 40.4% higher than the comparable period in 1995 due to increased staffing and compensation.

       The Company recorded an operating loss of $12.0 million during the first nine months of 1996 compared to an operating profit of $25.8 million for the first nine months of 1995. Excluding purchase accounting adjustments from the first nine months of both 1996 and 1995, operating profit declined by 18.3%. This reduction reflects the impact of lower revenue and higher expenses partially offset by improved margins.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company made its final required cash payment ($8.0 million) to Pitney Bowes Inc. in the first quarter of 1996 which related to certain post-closing adjustments to the purchase price for the Company.

       At September 30, 1996, the Company had outstanding term loans of $144.8 million (the "Term Loans") and an $18.0 million loan outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Borrowing under the Revolving Credit Facility increased by $11 million during the third quarter of 1996 due to the scheduled August 1 interest payment associated with the Notes. Availability under the Revolving Credit Facility at September 30, 1996 was $22 million. Scheduled annual principal payments on the term loans will be $7.75 million in 1996,

$11.75 million in 1997, $15.75 million in 1998 and 1999, and $19.75 million in 2000. There are no scheduled reductions in the $40.0 million Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

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

       On July 17, 1996, the Company and the lenders under its Credit Agreement, dated as of August 7, 1995, executed an amendment to such credit agreement, dated as of June 28, 1996, modifying certain of the covenants contained therein. The amendment lowered restrictions on investments and joint ventures, and revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio.

     The Company had $200.0 million of Notes outstanding as of September 30, 1996. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At September 30, 1996, the fair value of the Notes was favorable $16.0 million.

       Capital expenditures for the first nine months of 1996 totaled $4.5 million. The Company does not expect the limitation on capital expenditures contained in the Credit Agreement to restrict capital expenditures in a material manner.

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

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
             -----------------

       See Note 6 to the Condensed Consolidated Statements of Operations (Unaudited) of Dictaphone Corporation (Successor Company), which is incorporated herein by reference.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

       (a)   Exhibits
             --------

             27 - Financial Data Schedule

       (b)   Reports on Form 8-K
             -------------------

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




Dated: November 13, 1996               Dictaphone Corporation
                                 -----------------------------------------
                                         (Registrant)



                          By:           /s/ John H. Duerden
                                 -----------------------------------------
                          Name:             John H. Duerden
                          Title: Chairman, Chief Executive Officer
                                 and President(Principal Executive Officer)


                          By:         /s/ Joseph D. Skrzypczak
                                 -----------------------------------------
                          Name:           Joseph D. Skrzypczak
                          Title: Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                SEQUENTIALLY
EXHIBITS                                      DESCRIPTION       NUMBERED PAGE
--------                                      -----------       -------------

    *27.     --    Financial Data Schedule

----------------------
* Filed herewith.