Form 10-K
period 1996-12-31
DICTAPHONE CORP /DE
filed 1997-03-31
CIK 946734

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM      TO

                       COMMISSION FILE NUMBER: 33-93464

                            DICTAPHONE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    13-3838908
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


    3191 BROADBRIDGE AVENUE, STRATFORD, CT                 06497
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 381-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 24, 1997 WAS $0.00.

AS OF MARCH 24, 1997, THERE WERE 9,462,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE (THE "COMMON STOCK") OUTSTANDING. THERE IS NO ESTABLISHED TRADING MARKET FOR THE COMMON STOCK.

                  DOCUMENTS INCORPORATED BY REFERENCE.  NONE

================================================================================

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                    REFERENCED
ITEM NUMBER                                                         FORM 10-K



                                    PART I

   ITEM 1.  BUSINESS....................................................... 1

   ITEM 2.  PROPERTIES..................................................... 7

   ITEM 3.  LEGAL PROCEEDINGS.............................................. 7

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 8

                                    PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................ 8

   ITEM 6.  SELECTED FINANCIAL DATA........................................ 9

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................... 11

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 17

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE........................... 66

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 66

   ITEM 11. EXECUTIVE COMPENSATION........................................ 69

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.................................................... 75

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............... 77

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K............................................ 79

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

            CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE LAUNCH OF NEW PRODUCTS, FUTURE COMPANY PERFORMANCE, AND CAPITAL EXPENDITURES, INSOFAR AS THEY MAY APPLY PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS IDENTIFIED IN DICTAPHONE'S REGISTRATION STATEMENT ON FORM S-1 AND IN OTHER DOCUMENTS FILED BY DICTAPHONE WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    PART I

ITEM 1.     BUSINESS


GENERAL

      On April 25, 1995, Dictaphone Acquisition Corporation ("Successor Company", also referred to herein as the "Company" or "Dictaphone") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement") with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the United States Dictaphone Subsidiary of Pitney Bowes, and certain foreign affiliates as set forth in the Acquisition Agreement (collectively, the "Predecessor Company"). On August 11, 1995, the Acquisition was consummated and the Company acquired the Predecessor Company. Subsequent to the Acquisition, the Company changed its name to "Dictaphone Corporation", and the Predecessor Company changed its name to "Dictaphone Corporation (U.S.)".

      The Company is the successor to a business begun by Alexander Graham Bell in 1876. Today, the Company is a leader (in certain vertical markets) in the business of integrated voice and data management ("IVDM"TM), consisting primarily of design, manufacture, marketing, service and support of dictation and voice management products and communications recording systems.

      The Company's dictation and voice management products ("Integrated Voice Systems" or "IVS"), sales of which represented 31.5% of the Company's 1996 total revenue, consist of portable and desktop dictation products, voice management and voice processing systems used primarily by professionals such as physicians, attorneys and business executives, and by enterprises such as hospitals, governmental agencies, financial institutions, insurance agencies and law firms. Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. The Company's communications recording systems, sales of which represented 23.0% of the Company's 1996 total revenue, consist primarily of multi-channel archiving recorders and emergency message repeaters used primarily by police departments, fire departments, air traffic controllers and other public safety agencies, as well as by financial services firms and other businesses. These products perform continuous, reliable recording of multiple telephone or other communications lines, such as radio channels, to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. The Company's communications recording systems products also include quality monitoring, productivity and training products used primarily by call centers. Dictaphone's service business, revenue from which represented 33.3% of the Company's 1996 total revenue, provides its customers with service support, expedited repairs and remote diagnostics. Many Dictaphone customers, including over 70% of customers purchasing large systems, purchase Company service contracts at the time of product purchase.

IVS PRODUCTS

      The dictation products market consists of (i) the professional and commercial market and (ii) the consumer market. The voice management market also consists primarily of the professional and commercial market. Customers in the professional and commercial market include professionals such as physicians, attorneys and business executives, and enterprises that require swift and efficient document creation such as hospitals, governmental entities, insurance agencies, financial institutions and law firms. Customers in this market typically purchase products through direct sales or dealer representatives of established companies that can provide reliable, long-term service through large service networks. Dictation products marketed to customers in the professional and commercial segment are generally more expensive than those sold in the consumer segment because they have a more durable construction for longer product life and special features geared to office and transcription use (such as cue tones, which enable users to prioritize and index recorded voice data, and conference record capability and telephone adapters, which enable users to record meetings and telephone conversations). The consumer segment consists of customers who typically purchase lower priced desktop and portable machines through retail establishments.

      The Company believes that dictation products in its markets are purchased primarily by existing industry customers. According to the Company's market surveys, approximately 70% of the purchasing activity in the marketplace is from existing customers who are expanding and upgrading their equipment, 15% is from users changing brands, and 15% is from non-users making their first purchase.

      Dictation products consist of desktop and portable products and dictation systems (also referred to as voice processing systems). Desktop and portable dictation products, the traditional products of this industry, typically use analog magnetic tape recording methods to store and replay voice. The industry has begun to apply digital technology to desktop and portable products, but analog technology currently retains a cost advantage for most of these products. All portable products are designed to be compatible with Dictaphone desktops in terms of features and appearance. In the United States, there is a base of approximately 200,000 Dictaphone portables eligible for future upgrade.

      Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. Voice processing systems equipment usually consists of one or more centralized dictation units, which include the equipment which records and replays voice data, and a series of telephones or similar devices, which connect with the dictation units to record voice data and access previously recorded data. This equipment permits users to transmit voice data to transcriptionists without requiring such users to physically transport audio tapes carrying this data. Analog versions of these systems, which have been available for some time, have been superseded by digital versions, which typically utilize a computer disk to capture recorded voice and a computer controller to keep track of the data related to the voice's creation and transcription. Digital dictation systems currently offer many advantages over their analog predecessors including higher reliability, random and simultaneous accessibility to work, remote access and playback over telephone lines, and the ability to handle multiple software applications, such as dictation, voice mail and voice response. Digital dictation systems also permit greater feature customization and may interface with other customer systems, such as local area network systems.

      In 1996, the Company acquired the rights to a dictation, transcription and information management software system which utilizes a Microsoft(R) WindowsTM NT operating system platform. This system, called the Enterprise ExpressTM System, is designed to be the Company's next generation voice processing system. Enterprise ExpressTM is configured to support centralized as well as multi-site networks and provide for enterprise-wide dictation, transcription and information management solutions. The Enterprise ExpressTM system is currently installed at several customer beta sites, and is anticipated to be fully launched in the second half of 1997.

      The Company's Digital Express(R) 7000 voice processing system, which was introduced in 1988, currently has a worldwide installed base of over 1,600 systems. The system can be configured to provide remote access to thousands of users who have touchtone telephones, and features a broad array of design reliability and other features. Although the Company believes the system has proven to be capable of serving a broad variety of its customers, such as its legal and insurance clients, the Digital Express(R) 7000's design and software features are focused toward the information management needs of the healthcare market.

      In 1993, Dictaphone introduced digital voice processing systems, called the Digital Express(R) 4000 and Digital Express(R) 2500, to address the needs of smaller customers who require fewer functions than those offered in the Digital Express(R) 7000. The Company's Straight TalkTM product is its smallest digital desktop system. Introduced in mid-1990, Straight TalkTM is intended to be an upgrade for clustered analog desktop users.

      In 1991, the Company acquired rights to market transcription system software designed expressly for medical records departments. This system, called the Record ExpressTM system, utilizes third party software packages linked together through customized programming. The system has been sold to a significant number of hospital medical records departments.

      In 1996, Dictaphone introduced SynergyTM, a multi-application voice processing and management system based on OS/2TM and industry standard hardware. SynergyTM provides multiple computer telephony features, including auto-attendant, voice mail, fax mail, unified messaging and E-mail integration among others. SynergyTM systems may be integrated with the majority of telephone switches and can also be linked to both mainframe and client-server data sources. SynergyTM is an OEM (original equipment manufacturer) product which is largely sourced from a third party.

      Also in late 1996, Dictaphone introduced For the RecordTM, a digital recording product designed to provide for access, management and archiving of court and other similar hearing proceedings. For the RecordTM provides a centralized source where information can be managed for transcription, review and retrieval and utilizes a Microsoft(R) WindowsTM NT operating platform. For the RecordTM is an OEM product which is sourced from a third party.


COMMUNICATIONS RECORDING SYSTEMS

      The safety and liability communications recording systems market consists primarily of multi-channel continuous archiving recorders and emergency message repeaters. Communications recording systems are designed to perform continuous, reliable recording of multiple telephone or communications lines to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. Multi-channel archiving recorders, also called "telephone loggers" or "loggers", are sophisticated systems that capture large volumes of voice data transmitted over multiple telephone or other communication lines, such as radio channels, and allow the user to retrieve and play back specific conversations. Emergency message repeaters, sometimes referred to as "Call Checks", are much smaller machines that attach to telephone lines or other communications devices to capture a smaller volume of voice data.

      Customers of safety and liability communications recording systems include public safety agencies, such as police departments, fire departments and air traffic control departments, financial services firms, such as traders and brokers, and other businesses. Dictaphone believes that many of these customers rely heavily on these systems as an integral part of their operations, particularly in the case of governmental safety agencies and financial institutions.

      In the early 1990s, the communications recording systems market began to experience technological change. Analog reel-to-reel recorders began to be displaced by analog VHS-based products and, more frequently, digital products including those based on magnetic disk, optical disk or digital audio tape. For example, in the case of Dictaphone, revenue from sales of communications recording products based on digital technology increased as a percentage of product sales revenue from all communications recording products from only 13% in 1992 to approximately 91% in 1996. These technological changes both improved product flexibility and, in the case of digital recording platforms, increased data capacity and network integration.

      The Company's multi-channel continuous archive recorders consist of the ProLogTM, GuardianTM and SentinelTM models. ProLogTM, which was introduced in 1993, is the most powerful and technologically advanced of these products.

      The Company's midsized GuardianTM model, introduced in 1994, has been designed to provide many of the services provided by the ProLogTM to customers requiring fewer features or to those who prefer a single unit that does not include a stand-alone personal computer ("PC") workstation.

      The Company's SentinelTM digital logger product is geared toward smaller capacity and price sensitive customers. The Company began shipments of the SentinelTM in the third quarter of 1995. The SentinelTM model was intended to replace the Model 9800, Dictaphone's first digital logger, which was partially sourced from an outside supplier.

      Dictaphone's emergency message products include the Series 5700, 5900 and 6600. The vast majority of these units is installed in public safety organizations, where they are used extensively for replaying emergency telephone calls.

      In the fourth quarter of 1996, Dictaphone introduced its InsightTM call center product. InsightTM is a call center productivity, training and management system which is used to monitor live and recorded data. The monitored record is both voice and screen data which is synchronously played back to enable accurate training and evaluation of call center agents and the generation of a variety of management reports. InsightTM is an OEM product which is sourced from a third party.

      Dictaphone believes it has a number of significant opportunities in marketing its products, including, for example, the continuing transition from analog to digital technology, expansion of the Company's efforts in Europe, Asia and Latin America and leveraging the Company's distribution strengths into adjacent market opportunities.


SERVICE

      The Company has an extensive service organization. The Company has approximately 585 service representatives operating out of over 175 offices in North America. The United States service organization is supported by approximately 210 employees in service support, diagnostic center and repair services, and distribution. In addition, Dictaphone has 8 service locations in the United Kingdom, Switzerland, Germany, Belgium and Ireland and sales and service representation through dealers in approximately 60 other countries in Europe, South America and Asia. See "-- Sales and Marketing".

      Dictaphone's service business provides its customers with service support, expedited repairs and remote diagnostics. Service revenue includes sales of "Assured Performance Plans", which are long term warranties sold in one year increments and frequently purchased by the Company's systems customers, and revenue from repair of systems software and hardware not under warranty as well as sales of parts. Dictaphone also receives revenue from service contracts which provide for higher levels of technical support, such as its "SOS Alert" and "Response Network" services, for dispatching maintenance in advance of a product shut down and for services providing 24- hour system protection. Many Dictaphone customers, including over 70% of customers purchasing large systems, purchase Dictaphone service contracts at the time of product purchase. In 1996, Dictaphone instituted a mail-in service program for its desktop and portable products. Under this program, desktop and portable products are sent by overnight mail to a central service facility in Melbourne, Florida for rapid turnaround or replacement. As a result of this program, desktops and portables are no longer required to be serviced in U.S. field offices.

      The Company's strategy to achieve growth in service includes a plan to expand its third party contract service business. As Dictaphone's service network furthers its expertise in digital and other advanced technologies, Dictaphone believes there will be increasing opportunities to obtain service contracts from companies in the telecommunications, cable and other related industries that use these complex technologies. Dictaphone has negotiated a number of such arrangements and has recently been actively marketing its services to companies in such industries.


NEW PRODUCTS

      The Company is continually evaluating its product line both with respect to feature content and development. The Company intends to continue to develop and enhance its product line and introduce new products, some of which may be sourced through third parties.

CUSTOMERS

      Although no single customer, other than Pitney Bowes and the New York City Police Department, represents more than 1% of the Company's sales, customers for each of Dictaphone's product categories are concentrated in certain industries. Dictaphone receives approximately 83% of its United States dictation products revenue from medical, legal, insurance and financial firms, educational entities and government agencies. This industry-oriented user concentration enables Dictaphone to focus on customizing solutions for specific user needs and applications.

      Communications recording systems customers are predominately public safety agencies, financial services entities and call centers. Approximately 54% of U.S. Communications Recording Systems revenue is derived from financial services firms and governmental agencies.

      Although over 84% of Dictaphone's revenues are generated in the United States, the Company has a significant customer base outside the United States. Dictaphone's international customers are in many of the same industries that the Company serves domestically, such as medical, legal and financial firms and governmental agencies.


SALES AND MARKETING

      The wide geographic coverage of the Company's sales and service offices in the United States permits Dictaphone to sell its products to customers of all sizes and in virtually all United States locations. Consequently, less than 1% of all United States sales are through dealers. The placement of the service and sales offices throughout the United States also provides a system for the rapid distribution and service of its products. See "-- Service". Distribution of Dictaphone products is handled mostly through the Company's distribution facility in Melbourne, Florida and branch and district locations.

      WARRANTIES. Every product sold by Dictaphone, new or previously owned, has a minimum limited warranty for parts and labor that is 90 days in duration. Upon purchase of a new or previously owned Dictaphone product, a customer may purchase an "Assured Performance Plan." See " -- Service". If a Dictaphone customer opts not to purchase the Assured Performance Plan, Dictaphone will repair its products at an hourly service rate, in addition to parts.

      ADVERTISING. The focus of Dictaphone's advertising and marketing communications over the past few years reflects a shift away from broad based major publication advertising to an approach targeting dictation intensive markets where product use and applications are the greatest. Dictaphone currently uses nationwide corporate direct mail programs, field generated programs, print advertising, product trade shows, user group communications and other publicity to market, advertise and promote it products.

      LEASED SALES. Dictaphone provides its customers with flexible lease programs through Pitney Bowes Credit Corporation ("PBCC"), First United Leasing ("First United") and other finance companies. These companies provide customers of the Company with lease financing and Dictaphone with a source of used equipment, available through terminations or defaults, that may be repurchased and remarketed by the Company.


RESEARCH AND DEVELOPMENT

      During the last few years, the Company's research and development organization has evolved from one with a hardware engineering orientation to one in which software engineering dominates. The Company employs software engineers, digital signal processing engineers and test engineers to develop software for its products as well as to perform SMT printed circuit board designs and mechanical designs and to work closely with its Melbourne, Florida factory and service operation to implement these designs. The research and development organization also creates application-specific integrated circuit designs.

      The Company's research and development expenditures (including $4.2 million and $6.9 million of capitalized software costs in 1995 and 1996, respectively) grew as a percentage of product sales revenue from 6.0% in 1995 to 7.9% in 1996. As of December 31, 1996, the Company's research and development staff consisted of 182 personnel (including temporary employees).


INTELLECTUAL PROPERTY

      The Company has in excess of 100 patents protecting features and methods that are important to both dictation and communications recording product lines. For example, Dictaphone has a number of patents associated with the Digital Express(R) 7000 and many of its closely related enhancements such as Digital ConnexionsTM, DXIS, MegaCenter and Optic Mics. The Company believes that there is no single patent or group of related patents the loss of which would have a material adverse effect on its business. The Company has a number of trademarks, including the well known "Dictaphone(R)" trademark, in use throughout the world.


MANUFACTURING OPERATIONS

      Dictaphone's vertically integrated manufacturing process and non-union manufacturing workforce enable it to respond quickly and cost-effectively to changing markets and customer requirements. The Company's flexible manufacturing enables it to offer its customers a variety of product models.

      The Company's primary manufacturing facility is located in Melbourne, Florida. Manufacturing currently employs approximately 560 personnel. The manufacturing team consists of four production departments: fabrication, wire and cable, printed circuit assembly and final assembly.

      Management assures manufacturing and raw materials quality through formal operator certification training classes, roving quality auditors and a formal "Supplier Certification System", which is used to continually monitor the supplier base. The manufacturing facility is currently ISO 9002 certified.

      The Company currently purchases from approximately 350 suppliers, although 80% of the annual dollar volume is procured from 55 suppliers. Most agreements with major suppliers are expressed in letters of intent or blanket purchase orders covering one year or less. The Company is not materially dependent on any single supplier.

      Approximately two-thirds of all items processed at the Melbourne, Florida facility are Dictaphone products, with the remainder comprised of contract manufacturing. The Company's contract manufacturing program provides electronics design and manufacturing capabilities for customers unaffiliated with the Company. In 1996, revenue from contract manufacturing was $40.6 million.


COMPETITION

      The markets in which the Company competes are highly competitive. The Company competes with large and established national and multinational companies, as well as smaller startup companies, in all of its operations. Furthermore, as products sold in the Company's markets evolve toward software and digital technology, new competitors with expertise in these areas are entering the industry. Some of these competitors have, and new competitors may have, greater resources than the Company.

     In the dictation market, the Company faces two primary systems product competitors, the Lanier division of Harris Corporation ("Lanier"), and Sudbury Systems, Inc. ("Sudbury"). Two other Dictaphone competitors, Philips Electronics N.V. and Sony Corporation, focus on desktop and portable products.

     Dictaphone is a leading participant in the communications recording product market in North America. Some of Dictaphone's North American competitors include Racal Recorders Limited, Seltronics, Inc., TEAC

Corporation  of America,  Nice  Systems Ltd.  (loggers and quality  monitoring),
Magnasync Moviola Corporation and Teknekron Infoswitch (quality monitoring). Dictaphone expects that, with the increasing prevalence of digital recording technology in this market, a large number of product oriented companies will attempt to enter this marketplace in both North America and Europe. The Company believes that while these companies may have difficulty in entering the communications recording systems market in the United States due to the lack of customer base and the absence of a direct sales and service network, their entry will increase competitive pressure.


EMPLOYEES

      As of December 31, 1996, the Company had 2,664 employees worldwide, of which 2,315 were based in the United States. As of December 31, 1996, less than 2% of the Company's workers were unionized. Two union contracts, one in New York, New York covering 11 employees and one in Toronto, Ontario, Canada covering 11 employees, expire on September 1, 1998 and January 15, 1998, respectively. The Company believes its relations with employees are satisfactory.


ITEM 2.     PROPERTIES

      The Company operates a manufacturing and service/distribution center facility in Melbourne, Florida, in addition to its numerous sales and service offices. The Company's executive offices are located in Stratford, Connecticut. In general, the Company believes that its properties are in good condition and are adequate to meet its current and anticipated needs for the foreseeable future.

      The following is additional information concerning the major facilities owned by the Company:


FACILITY                     PURPOSE                            SQUARE FOOTAGE
========                     ========                           ==============

Stratford, Connecticut       Headquarters                           138,000

Melbourne, Florida           Manufacturing                          120,160

Melbourne, Florida           Customer Service                       118,000

Toronto, Ontario, Canada     Canadian Corporate Office              14,146

Killwangen, Switzerland      Switzerland Sales Office               90,000


      In addition, the Company leases sales, service and distribution offices in certain countries in which it has operations, including 157 offices in the United States, 18 offices in Canada, 4 offices in the United Kingdom and additional offices in Belgium, Germany and Ireland.


ITEM 3.     LEGAL PROCEEDINGS

      On February 14, 1995, Pitney Bowes filed a complaint against Sudbury in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of the damages sought. The litigation is in the discovery stage and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury. Management believes that the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify Dictaphone for any liabilities arising from such litigation.

      On June 23, 1995, a complaint was filed in the United States District Court for the Northern District of Illinois by Failsafe Disk Company ("Failsafe") against Dictaphone. The complaint alleged that Dictaphone violated Sections 1 and 2 of the Sherman Antitrust Act (the "Sherman Act") by preventing Failsafe from selling 10 through 60 channel recording tapes which, according to the complaint, are equal in quality to and lower in price than 10 through 60 channel tapes sold by Dictaphone and others. On July 5, 1995, the complaint was served upon Dictaphone. The complaint sought damages of $19.2 million, subject to being trebled in accordance with the provisions of the Sherman Act, together with Failsafe's costs and expenses, including reasonable attorneys' fees. Dictaphone vigorously contested this litigation, which was recently settled by Dictaphone for an immaterial amount.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      There is currently no established trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of March 15, 1997, there were 14 holders of record of the Common Stock.

      Under the terms of the Company's Credit Agreement, dated August 7, 1995, as amended by the First Amendment to Credit Agreement, dated as of June 28, 1996 (collectively, the "Credit Agreement"), with a syndicate of financial institutions for whom Bankers Trust Company is the Administrative Agent and NationsBank, N.A. (Carolinas) is the Documentation Agent, the Company and Dictaphone U.S. are restricted from paying dividends on their capital stock. In addition, under the terms of an Indenture (the "Note Indenture") between the Company,

Dictaphone U.S. and Shawmut Bank Connecticut, National Association, relating to the Company's 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes"), the Company and certain of its subsidiaries are restricted from paying dividends on their capital stock. In addition, as a holding company, the Company's ability to pay cash dividends is also dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose.

      The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay any cash dividends on shares of Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefore, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then-existing indebtedness and other factors deemed relevant by the Company's Board of Directors.


ITEM 6.     SELECTED FINANCIAL DATA

      Set forth below is the selected consolidated financial data of Dictaphone Corporation (Successor Company) at December 31, 1996 and December 31, 1995, and for the year and twenty week period then ended. Also set forth below is the selected combined financial data of the Predecessor Company for the thirty two week period ended August 11, 1995 and for each of the three years in the period ended December 31, 1994.

      The selected financial data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included elsewhere in this Report.

      The capital structure and accounting bases of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Accordingly, amounts at December 31, 1996 and 1995, and for the year and twenty week periods then ended should not be compared to periods prior thereto.

                                   PREDECESSOR COMPANY              SUCCESSOR COMPANY
                         -------------------------------------  --------------------------
                                                    32 WEEKS     20 WEEKS         YEAR
                          YEAR ENDED DECEMBER 31,     ENDED        ENDED         ENDED
                         -------------------------- AUGUST 11,  DECEMBER 31,  DECEMBER 31,
                           1992     1993     1994     1995          1995          1996
                         -------- -------- -------- ----------  ------------  ------------
                                   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:

Total revenue..........   $331.9   $343.2  $346.8    $202.1        $150.6        $332.5
Cost of sales and
 rentals(a) ...........    112.5    119.3   118.5      74.3          69.6(e)      126.7(e)
Selling, service and
 administrative .......    160.0    156.2   155.5      93.7          82.9(f)      203.6(f)
Research and development     9.9     10.6    12.3       7.0           4.6          14.2
Operating profit (loss)     49.5     57.1    60.5      27.1          (6.5)        (12.0)
Net interest (income)
 expense and other.....     (2.8)    (1.2)   (1.0)     (1.4)         16.1(g)       41.6(g)
Income (loss) before
 effect of changes in
 accounting............     31.7     35.0    36.6      17.1         (13.9)        (34.7)
Net income (loss)......     21.5(b)  35.0    33.8(c)   17.1         (13.9)        (34.7)
Stock dividend on PIK
 Preferred Stock.......      ---      ---     ---       ---            .8           2.3
Net loss applicable to
 Common Stock..........      ---      ---     ---       ---         (14.7)        (37.0)
Net loss per share.....      ---      ---     ---       ---         (1.55)        (3.90)

OTHER DATA:
EBITDA(d)..............   $ 58.0   $ 65.3  $ 68.6    $ 32.0        $ 32.3        $ 54.2
Depreciation and
  amortization ........      8.5      8.2     8.1       4.9          39.1          65.8
Capital expenditures...      5.1      5.0     5.9       5.5            .8           6.3
EBITDA margin..........     17.5%    19.0%   19.8%     15.8%         21.5%         16.3%

BALANCE SHEET DATA
 (AT END OF PERIOD):
Working capital........   $ 44.5   $ 59.2  $ 64.2                  $ 43.3        $ 33.0
Total assets...........    218.7    241.5   268.5                   550.7         504.8
Long term debt.........      ---      ---     ---                   350.0         352.6
Total liabilities......     68.9     66.7    70.4                   456.2         445.4
Stockholders' equity...    149.8    174.8   198.1                    94.5          59.4


--------------------

(a) Cost of sales and rentals does not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable. Accordingly, such expenses are included in selling, service and administrative expenses.
(b) Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, which resulted in a one-time non-cash, after-tax charge of $10.3 million (net of approximately $6.7 million of taxes).
(c) Effective January 1, 1994, the Company adopted SFAS No. 112, which resulted in a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). See Note 6 to the Predecessor Company's combined financial statements appearing elsewhere in this Report.
(d) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
(e) Cost of sales and rentals for the twenty weeks ended December 31, 1995 and year ended December 31, 1996 includes $14.7 million and $8.8 million, respectively, of charges related to the amortization of inventory write-up and depreciation associated with purchase accounting adjustments.
(f) Selling, service and administrative for the twenty weeks ended December 31, 1995 and year ended December 31, 1996 includes $21.8 million and $46.2 million, respectively, of non-cash purchase accounting charges.
(g) Includes $.9 million and $5.3 million of non-cash interest expense from amortization of deferred financing fees for the twenty weeks ended December 31, 1995 and year ended December 31, 1996, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      On April 25, 1995, the Company entered into the Acquisition Agreement with Pitney Bowes for the purpose of the Acquisition. On August 11, 1995, the Company acquired the Predecessor Company for $450.0 million, subject to certain post-closing adjustments as set forth in the Acquisition Agreement. On March 6, 1996, the Company and Pitney Bowes reached agreement as to final purchase adjustments. Total purchase adjustments amounted to $12.2 million for an aggregate purchase price of $462.2 million.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in "Item 8. -- Financial Statements and Supplementary Data."

      The capital structure and accounting bases of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values.

      To facilitate the discussion below of the twelve month period ended December 31, 1996 against the results of operations for the same period of 1995, and for the twelve month period ended December 31, 1995 against the results of operations for the same period of 1994, the historical operations of the Successor Company and Predecessor Company have been combined, since the Acquisition occurred thirty-two weeks into the twelve month period ended December 31, 1995.

                                                      TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                               --------------------------------
                                                1994         1995        1996
                                                ----         ----        ----
                                                        (IN MILLIONS)

Net revenue..................................  $  346.8    $  352.7    $  332.5

Cost of sales and rentals (*)................     118.5       143.9       126.7
Selling, service and administrative expense..     155.5       176.6       203.6
Research and development.....................      12.3        11.6        14.2
                                               --------    --------    --------
     Operating profit (loss).................      60.5        20.6       (12.0)
                                               --------    --------    --------

Net interest (income) expense and other......     (1.0)        14.7        41.6
Income tax provision (benefit)..............      24.9         2.7       (18.9)
                                               --------    --------    --------
Income (loss) before effect of change
  in accounting .............................  $   36.6    $    3.2    $  (34.7)
                                               ========    ========    ========


--------------

* Cost of sales and rentals does not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable. Accordingly, such expenses are included in selling, service and administrative expenses.

                                                      TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                 1994         1995        1996
                                                 ----         ----        ----
                                                          (IN MILLIONS)
Revenue from:
   Sales:
   U.S. Integrated Voice Systems..............  $  96.6     $  94.0     $  81.8
   U.S. Communication Recording Systems.......     56.9        66.2        62.1
   U.S. Customer Service Parts................     17.8        18.2        17.1
   Contract Manufacturing
      (including sales to Pitney Bowes Inc.)..     40.9        44.5        40.6
   International Operations...................     37.5        38.1        36.0
                                                -------     -------     -------
      Total sales.............................    249.7       261.0       237.6
                                                -------     -------     -------

   Rentals....................................      1.9         2.0         2.1
                                               --------    --------    --------
      Total sales and rentals.................    251.6       263.0       239.7
                                                -------     -------     -------

   Service:
   U.S. Customer Service......................     83.0        76.1        81.3
   International Operations...................     12.2        13.6        11.5
                                                -------     -------     -------
      Total support service...................     95.2        89.7        92.8
                                                -------     -------     -------

Total revenue.................................   $346.8      $352.7      $332.5
                                                 ======      ======      ======


RESULTS OF OPERATIONS

  1996 COMPARED TO 1995

      Total revenue decreased 5.7% to $332.5 million in 1996 from $352.7 million in 1995. This decrease in revenue was attributable to declines in sales revenue from U.S. Integrated Voice Systems ("U.S.I.V.S."), U.S. Communications Recording Systems ("U.S.C.R.S."), Contract Manufacturing, and lower revenue from International Operations offset in part by higher U.S. Customer Service revenue.

      U.S.I.V.S. revenue declined 13.0% to $81.8 million due to lower demand for desktops and portable products and lower installations of voice processing systems. U.S.I.V.S. order backlog increased by $3.1 million during 1996 to $13.8 million. Sales revenue from U.S.C.R.S. declined 6.2% to $62.1 million due to lower Prolog installations. In addition, the fourth quarter of 1995 included a significant one-time installation. U.S.C.R.S. order backlog declined 19.1% to $8.2 million in 1996. Sales revenue from Contract Manufacturing (including sales to Pitney Bowes) declined 8.9% to $40.6 million principally due to lower sales to Pitney Bowes. Total revenue from International Operations declined 8.0% versus 1995. Lower sales and service revenue in the United Kingdom offset improvement in Communications Recording System sales revenue in Canada, Switzerland, and Germany. Revenue from U.S. Customer Service (including sales of parts) increased 4.3% to $98.4 million due to increased proprietary product service contract revenue which increased 4.3% as well as higher third party maintenance revenue.

      Cost of sales and rentals declined 11.9% to $126.7 million (38.1% of total revenue) versus $143.9 million (40.8% of total revenue) for 1995. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $8.8 million and $14.7 million from 1996 and 1995, respectively, cost of sales and rentals would have declined as a percent of revenue to 35.5% in 1996 from 36.6% in 1995. This decline is attributable to lower inventory adjustments, an increased content of high margin U.S. Customer Service revenue, and reduced content of low margin Contract Manufacturing revenue, partially offset by lower U.S.C.R.S. price realization.

      Selling, service and administrative expenses increased 15.3% to $203.6 million (61.2% of total revenue) from $176.6 million (50.1% of total revenue) for 1995. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $46.2 million and $21.8 million for 1996 and 1995, respectively, selling, service and administrative expenses would have increased by 1.7% from 1995. This increase is attributable to higher sales development, marketing and advertising expenses, higher international expenses for sales office expansion, and a one time $1.1 million charge associated with the planned reorganization of United States field personnel and related severance, partially offset by reduced U.S.I.V.S. compensation-related expenses and lower employee benefit costs.

      Research and development expenses increased 22.0% to $14.2 million (4.3% of total revenue) from $11.6 million (3.3% of total revenue) in 1995, reflecting the impact of increased staffing and compensation.

      The Company recorded an operating loss of $12.0 million for 1996 compared to an operating profit of $20.6 million for 1995. Excluding the impact of the purchase accounting adjustments from both 1996 and 1995 discussed above, operating profit would have declined by 24.9%. This reduction reflects the impact of lower revenue and higher expenses partially offset by improved margins.

  1995 COMPARED TO 1994

      Total revenue increased 1.7% to $352.7 million in 1995 from $346.8 million in 1994. The increase in revenue was attributable to an increase in sales revenue from U.S.C.R.S., Contract Manufacturing and International Operations, offset in part by a decline in sales revenue from U.S.I.V.S. and lower U.S. Customer Service revenue.

      U.S. Integrated Voice Systems revenue declined 2.7% to $94.0 million due to lower demand for desktop and portable products and lower installations of voice processing systems despite significant increase in the order rate for large systems during the second half of the year. Sales revenue from U.S.C.R.S. increased 16.4% to $66.2 million, attributable to the continued transition by existing customers from analog to digital products and the introduction, late in 1995 of a new digital recording product. Sales revenue from Contract Manufacturing (including sales to Pitney Bowes) increased 8.9% to $44.5 million due to the addition of several new accounts. Total revenue from International Operations increased 3.7% versus 1994. Exclusive of $2.5 million of favorable exchange rate changes, revenue declined 1.3%. Lower sales revenue in the United Kingdom and Switzerland were partially offset by improvements in sales revenue in Canada and Germany coupled with increased service revenue in the United Kingdom. Revenue from U.S. Customer Service (including sales of parts) declined 6.4% to $94.3 million, as a result of the loss of one major third party maintenance contract in the third quarter of 1994 which accounted for $9.5 million in revenue during 1994. Excluding the loss from that contract, revenue from U.S. Customer Service (including sales of parts) grew 3.3%.

      Cost of sales and rentals increased 21.3% to $143.9 million (40.8% of total revenue) versus $118.5 million (34.2% of total revenue) for 1994. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $14.7 million, cost of sales and rentals for 1995 represented 36.6% of total revenue. Cost of sales and rentals as a percentage of total revenue increased due to unfavorable inventory and manufacturing underabsorption adjustments in 1995 versus favorable inventory adjustments in 1994 relating to revised inventory reserve levels, and a higher mix of low margin contract manufacturing revenue in 1995.

      Selling, service and administrative expenses increased 13.6% to $176.6 million (50.1% of total revenue) from $155.5 million (44.8% of total revenue) for the comparable period in 1994. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition in the amount of $21.8 million, selling, service and administrative expenses decreased slightly (43.9% of total revenue) versus 1994. This decrease is attributable to lower compensation-related expenses for U.S. Integrated Voice systems and U.S. Customer Service partially offset by higher employee benefit and Communications Recording Systems selling and advertising costs.

      Research and development expenses decreased 5.5% to $11.6 million (3.3% of total revenue) versus $12.3 million (3.5% of total revenue) in 1994. Increased manpower costs were more than offset by an increase in software capitalization in the amount of $4.2 million.

      Operating profit declined 66.0% to $20.6 million (5.8% of total revenue) in 1995 from $60.5 million (17.4% of total revenue) in 1994. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $36.5 million, operating profit declined 5.6% versus 1994. This reduction reflects the impact of an unfavorable mix shift from high margin third party maintenance revenue to increased low margin contract manufacturing revenue and unfavorable inventory adjustments, partially offset by increased revenue.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. In addition, Dictaphone made its final required cash payment ($8.0 million) to Pitney Bowes in the first quarter of 1996 which related to certain post-closing adjustments to the purchase price for the Company.

      At December 31, 1996, the Company had outstanding term loans of $142.3 million (the "Term Loans") and loans of $9.0 million outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility at December 31, 1996 was $31.0 million. Scheduled annual principal payments will be $11.75 million in 1997, $15.75 million in 1998 and 1999, and $19.75 million in 2000. There are no scheduled reductions in the Revolving Credit Facility over the next five years; however the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

      In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75 million maturing on February 16, 1999. The swap will effectively convert that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 8.8%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties will be reflected in interest expense in the periods in which they accrue. The fair value of the interest rate swaps as of December 31, 1996 was favorable $0.2 million based on dealer quotes.

      In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone U.S. to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

      On July 17, 1996, the Company and the lenders executed an amendment to the Credit Agreement modifying certain of the covenants contained therein. The amendment lowered restrictions on investments and joint ventures, and revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio.

      The Company had $200.0 aggregate principal amount of the Notes outstanding as of December 31, 1996. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1996 was favorable $26.0 million, based upon dealer quotes.

      Capital expenditures for 1996 totaled $6.3 million. The Company does not expect the limitation on capital expenditures in the Credit Agreement to restrict capital expenditures in a material manner.

      The Company believes that cash flows from operating activities and its ability to borrow under the Revolving Credit Facility will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

      The Company's revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular period, including the level of orders that are received and shipped by the Company, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, and significant damage to or prolonged delay in operations at the Company's sole manufacturing facility.

      As of December 31, 1996, the Company has tax net operating loss carryforwards ("NOL's") of approximately $39.1 million, which begin to expire in the year 2010. SFAS 109 requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not". Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax assets recorded as of December 31, 1996, including $39.1 million of NOL's, prior to the earliest expiration in the year 2010.

      The NOL's available for future utilization were generated principally by purchase accounting acquisition adjustments in accordance with Accounting
Principles Board Opinion No. 16, "Accounting for Business Combinations". In assessing the likelihood of utilization of existing NOL's, management considered the historical results of the Company, and the current operating environment.

      A reconciliation of the Company's loss before taxes for financial statement purposes to taxable loss for the 20 weeks ended December 31, 1995 and full year ended December 31, 1996 is as follows (in thousands).

                                                YEAR ENDED      20 WEEKS ENDED
                                            DECEMBER 31, 1996  DECEMBER 31, 1995
                                            -----------------  -----------------

Loss before taxes for financial
  statement purposes ........................     $(53,591)         $(22,580)

Differences between loss for financial
  statement purposes and taxable loss:
State income taxes - current portion.........        1,701               669
Permanent differences:
   Goodwill..................................        1,158               288
   All other permanent items.................        2,043               378
Temporary differences:
   Intangible amortization...................       20,959             8,952
   All other temporary differences (net).....          618              (372)
                                                  --------          --------
      Total differences......................     $ 26,478          $  9,915
                                                  --------          --------
Taxable loss.................................     $(27,113)         $(12,665)
                                                  ========          ========

      Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. For 1996, the loss before income taxes of $53.6 million includes $60.3 million of additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition. On an annual basis commencing in 1997 through the year 2001, these purchase accounting adjustments will decline by the following approximate amounts: $17.4 million, $12.6 million, $15.0 million, $3.4 million, and $1.2 million. Excluding these purchase accounting adjustments, operating income in 1996 would have been $43.0 million. Using this $43.0 million as a base, if operating income were to grow at an average annual compound rate of 5%, the Company would generate sufficient taxable income to fully utilize all of the NOL's by 2003. This growth rate is consistent with that achieved historically by the Company prior to the Acquisition.

      Management anticipates that increases in taxable income during the carryforward period will be realized as the result of increased revenue associated with planned new product introductions scheduled to commence in 1997, and the realization of efficiencies from certain restructuring and productivity improvement initiatives.

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, the Company evaluates the carrying value of its long lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The effect of the adoption of SFAS 121 was not material.

      In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)


                                                 SUCCESSOR COMPANY
                           -------------------------------------------------------------
                           QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                             MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                               1996             1996            1996            1996
                              ------           ------          ------          -----
          1996
          ----
Net revenue.............     $  80,459       $  85,252       $  83,447       $  83,310
Cost of sales and
  rentals (a)                   33,482          31,712          31,316          30,224
Net loss................       (11,430)         (7,890)         (8,505)         (6,835)
Net loss applicable to
   Common Stock.........       (11,955)         (8,497)         (9,098)         (7,437)
Net loss per share of
   Common Stock.........     $   (1.26)      $   (0.90)      $   (0.96)      $   (0.78)



                                      PREDECESSOR COMPANY               SUCCESSOR COMPANY
                             -------------------------------------  --------------------------
                                QUARTER ENDED                       SEVEN WEEKS     QUARTER
                             -------------------      SIX WEEKS        ENDED         ENDED
                             MARCH 31,  JUNE 30,        ENDED       SEPTEMBER 30  DECEMBER 31,
                               1995       1995     AUGUST 11, 1995      1995         1995
                             -------    --------   ---------------  ------------  ------------

      1995
      ----
Net revenue.............     $ 88,427   $ 82,716       $ 30,960       $ 52,221      $ 98,371
Cost of sales and
   rentals(a) ..........       32,470     30,871         10,927         23,755        45,847
Net income (loss).......        9,275      7,995           (211)        (4,517)       (9,357)
Net loss applicable to
   Common Stock.........          ---        ---            ---         (4,807)       (9,882)
Net loss per share of
   Common Stock.........     $    ---   $    ---       $    ---       $  (0.51)     $  (1.04)


------------

(a) Cost of sales and rentals does not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable. Accordingly, such expenses are included in selling, service and administrative expenses.

      The capital structure and accounting bases of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Accordingly, amounts subsequent to August 11, 1995 are not comparable to periods prior thereto.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dictaphone Corporation

We have audited the accompanying consolidated balance sheets of Dictaphone Cor-poration and Subsidiaries (Successor Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, and the 20 week period ended December 31, 1995. Our audits also included the financial statement schedule as of and for the year ended December 31, 1996 and as of and for the 20 week period ended December 31, 1995 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dictaphone Corporation and Subsidiaries (Successor Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and 20 week period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule as of and for the year ended December 31, 1996 and as of and for the 20 week period ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Stamford, Connecticut
February 24, 1997

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                           DECEMBER 31, 1995   DECEMBER 31, 1996
                                           -----------------   -----------------
ASSETS
Current assets:
   Cash                                         $ 14,279            $  7,927
   Accounts receivable, less allowance of
    $1,462 and $1,339, respectively               57,256              53,701
   Inventories                                    66,341              56,840
   Other current assets                            9,152               9,833
                                                --------            --------
      Total current assets                       147,028             128,301
Property, plant and equipment, net                45,690              37,008
Deferred financing costs, net of accumulated
 amortization of $900 and $6,235, respectively    18,799              14,255
Intangibles, net of accumulated amortization
 of $16,968 and $58,177, respectively            307,964             271,022
Prepaid repurchases, leased equipment              7,279               5,163
Other assets                                      23,930              49,086
                                                --------            --------
      Total assets                              $550,690            $504,835
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $ 7,932              $7,634
   Interest payable                               10,922              10,342
   Accrued liabilities                            42,640              29,961
   Advance billings                               34,466              34,808
   Current portion of long-term debt               7,750              12,512
                                                --------            --------
      Total current liabilities                  103,710              95,257
Long-term debt                                   342,250             340,086
Other liabilities                                 10,227              10,114
                                                --------            --------
      Total liabilities                          456,187             445,457
                                                --------            --------

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred  stock ($.01 par value;
     10,000,000  shares  authorized;
     1,500,000 shares  of 14%  PIK
     perpetual  preferred  stock  issued
     and  outstanding, liquidation
     value at December 31, 1996, $18,142)         15,815              18,142
   Common stock ($.01 par value; 20,000,000
     shares authorized; 9,480,000 shares
     outstanding)                                     95                  95
   Notes receivable from stockholders             (1,160)             (1,052)
   Additional paid-in capital                     94,905              94,905
   Treasury stock, at cost                          (100)               (200)
   Accumulated deficit                           (14,689)            (51,676)
   Accumulated translation adjustment               (363)               (836)
                                                --------            --------
      Total stockholders' equity                  94,503              59,378
                                                --------            --------
      Total liabilities and stockholders'
         Equity                                 $550,690            $504,835
                                                ========            ========




          See accompanying notes to consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amount)



                                        TWENTY WEEKS ENDED      YEAR ENDED
                                         DECEMBER 31, 1995   DECEMBER 31, 1996
                                        ------------------   -----------------
   Revenues:
      Sales and rentals                      $114,906            $239,638
      Support services                         35,686             92,830
                                             --------            -------
         Total revenue                        150,592            332,468
                                             --------            -------

   Costs and expenses:

      Cost of sales and rentals                69,602            126,734

      Selling, service and administrative      65,933            162,422

      Amortization of intangibles              16,968             41,209

      Research and development                  4,587             14,135
                                             --------            -------

   Operating loss                              (6,498)           (12,032)

   Interest expense                            15,850             42,897

   Other expense (income) - net                   232             (1,338)
                                             --------            -------

   Loss before income taxes                   (22,580)           (53,591)

   Income tax benefit                           8,706             18,931
                                             --------            -------

   Net loss                                   (13,874)           (34,660)

      Stock dividends on PIK Preferred Stock      815              2,327
                                             --------            -------

      Net loss applicable to Common Stock    $(14,689)          $(36,987)
                                             ========           ========

      Net loss per share of Common Stock     $  (1.55)          $  (3.90)
                                             ========           ========











          See accompanying notes to consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                       TWENTY WEEKS ENDED      YEAR ENDED
                                                        DECEMBER 31, 1995   DECEMBER 31, 1996
                                                       ------------------   -----------------
   Operating activities:
      Net loss                                              $(13,874)           $(34,660)
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization (including
          $11,691 and $5,775, respectively, of
          nonrecurring charges)                               39,972              71,135
         Provision for deferred income taxes                  (9,035)            (18,876)
         Changes in assets and liabilities:
            Accounts receivable                              (12,684)              3,320
            Inventories                                       16,786               3,833
            Other current assets                               5,358                (513)
            Accounts payable and accrued liabilities          20,020              (5,672)
            Advance billings                                  (1,134)                167
            Other assets and other                           (18,837)            (12,416)
                                                            --------            --------
               Net cash provided by operating activities      26,572               6,318
                                                            --------            --------

   Investing activities:
      Payments for acquisition                              (454,239)             (8,000)
      Net investment in fixed assets                            (805)             (6,225)
                                                            --------            --------
            Net cash used in investing activities           (455,044)            (14,225)
                                                            --------            --------

   Financing activities:
      Net proceeds from sale of senior
         subordinated notes                                  194,000                 ---
      Borrowings under term loan facility                    150,000                 ---
      Repayment under term loan facility                         ---              (7,750)
      Proceeds from sale of common stock                      95,000                 ---
      Proceeds from sale of preferred stock                   15,000                 ---
      Borrowings under revolving credit facility              15,000              32,000
      Repayment under revolving credit facility              (15,000)            (23,000)
      International borrowing                                    ---               1,277
      Payment of deferred financing costs                    (13,699)               (791)
      Capital lease obligations                                  ---                (198)
      Repayment of management loans                              113                 108
      Payments to acquire treasury stock                        (100)               (100)
                                                            --------            --------
         Net cash provided by financing activities           440,314               1,546
                                                            --------            --------

   Effect of exchange rate changes on cash                       (26)                 (9)
                                                            --------            --------

   Increase (decrease) in cash                                11,816              (6,352)

   Cash, beginning of period                                   2,463              14,279
                                                            --------            --------

   Cash, end of period                                      $ 14,279            $  7,927
                                                            ========            ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                            $  4,060            $ 38,142
                                                            ========            ========
   Income taxes paid                                        $    ---            $  1,960
                                                            ========            ========

          See accompanying notes to consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE TWENTY WEEKS ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996
                     (In millions, except per share amounts)



                                                    NOTES
                                                  RECEIVABLE             ACCUMULATED               ACCUMULATED
                             PREFERRED   COMMON      FROM      TREASURY    PAID-IN    ACCUMULATED  TRANSLATION    TOTAL
                               STOCK     STOCK   STOCKHOLDERS    STOCK     CAPITAL      DEFICIT    ADJUSTMENTS    EQUITY
                             ---------   ------  ------------  --------  ----------   -----------  -----------  ----------

      Initial capitalization
       at August 12, 1995    $  15,000   $   95    $(1,273)    $  ---     $  94,905    $    ---    $     ---    $ 108,727

      Net loss                     ---      ---        ---        ---           ---     (13,874)     ---          (13,874)

      Stock Dividends              815      ---        ---        ---           ---       (815)    ---                ---

      Repayment of
       management  loans           ---      ---        113        ---           ---         ---      ---              113

      Treasury stock               ---      ---        ---       (100)          ---         ---      ---             (100)

      Translation
       adjustments                 ---      ---        ---        ---           ---         ---      (363)           (363)
                             ---------   ------     ------     ------     ---------    --------    ------       ---------
      Balance at
       December 31, 1995        15,815       95     (1,160)      (100)       94,905     (14,689)   (363)           94,503

      Net loss                     ---      ---        ---        ---           ---     (34,660)     ---          (34,660)

      Stock Dividends            2,327      ---        ---        ---           ---      (2,327)     ---              ---

      Repayment of
       management loans            ---      ---        108        ---           ---         ---      ---              108

      Treasury stock               ---      ---        ---       (100)          ---         ---      ---             (100)

      Translation
       adjustments                 ---      ---        ---        ---           ---         ---      (473)           (473)
                             ---------   ------     ------     ------     ---------    --------    ------       ---------
      Balance at
      December 31, 1996      $  18,142   $   95    $(1,052)    $ (200)    $  94,905    $(51,676)  $     (836)   $  59,378
                             =========   ======    =======     ======     =========    ====---=    ========     =========


          See accompanying notes to consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)


1.    THE ACQUISITION

            On April 25, 1995, Dictaphone Corporation (Successor Company) (the "Company") entered into a Stock and Asset Purchase Agreement as amended August 11, 1995, (the Acquisition Agreement") with Pitney Bowes Inc.
      ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the United States Dictaphone Subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone Non-U.S. (Predecessor Company)") as set forth in the Acquisition Agreement (collectively, the "Predecessor Company"). On August 11, 1995, the Company acquired the Predecessor Company for $450.0 million, which was subject to certain post-closing adjustments as defined in the Acquisition Agreement. On March 6, 1996, the Company and Pitney Bowes reached agreement as to final purchase adjustment. Total purchase adjustments amounted to $12.2 million for an aggregate purchase price of $462.2 million.

            The  Acquisition,   including   approximately   $22,178  of  related
      transaction and financing fees, was financed with the borrowing of approximately $165,000 under a credit agreement, which consists of two term loans and a revolving credit facility, the sale of senior subordinated notes with an aggregate principal amount of $200,000, and equity contributions of $110,000.

2.    NATURE OF OPERATIONS

            The  Company  is engaged  principally  in the  design,  manufacture, marketing and service of integrated voice and data management technologies. The Company is known for its sales of its desktop and portable dictation products, however in recent years, it has obtained more than two-thirds of its worldwide product revenue from sophisticated voice processing systems and communications recording systems that incorporate digital technology and complex software design. Dictaphone markets these products worldwide with most of its revenue generated from the U.S. market.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION. The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

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

          CONSOLIDATION. The consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone
     Corporation U.S. ("Dictaphone U.S."), Dictaphone Canada Ltd/Ltee ("Dictaphone Canada"), Dictaphone Company Ltd. ("Dictaphone U.K."), Dictaphone Deutschland GmbH ("Dictaphone Germany"), Dictaphone Netherlands BV ("Dictaphone Netherlands") and Dictaphone International A.G. ("Dictaphone Switzerland"). All significant intercompany accounts and transactions have been eliminated.

            CASH AND CASH EQUIVALENTS. Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition.

            INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

            COMPUTER SOFTWARE DEVELOPMENT COSTS. The Company capitalizes certain software costs (approximately $4,171 and $6,945 for the years ended December 31, 1995 and 1996, respectively) in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such amounts are amortized as the related products are sold. During 1996, amortization expense related to these capitalized amounts was $1,418.

            FIXED ASSETS AND DEPRECIATION. Property, plant and equipment are stated at cost and depreciated using the straight line method over the useful lives of the various assets ranging from one to twelve years for machinery and equipment and up to 35 years for buildings. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment and other depreciable assets are depreciated using the straight line method over the related useful lives.

            INTANGIBLES. Patents and non-compete agreement are amortized on a straight line basis over five and three years, respectively. Service contracts are amortized using a systematic method based on expected rate of nonrenewals over four years. All other intangibles are being amortized on a straight line basis over 40 years. The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining useful life through future operating cash flows on an undiscounted basis.

            DEFERRED FINANCING COSTS. Deferred financing costs are amortized over the expected terms of the related debt using the effective interest method.

            RENTAL ARRANGEMENTS AND ADVANCE BILLINGS. The Company rents equipment to its customers under short-term rental agreements, generally for periods of three to five years. Maintenance contracts (support services) are billed in advance; the related revenue is included in advance billings and taken into income as earned.

            REVENUE. For large dictation and communication recording systems that have technical installation requirements, the Company recognizes revenue upon installation, which is when all of its contractual obligations have been satisfied. Revenue for all other products is recognized upon shipment, net of estimated returns.

            COSTS AND EXPENSES. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales or support services is practicable.

            INCOME TAXES. Income tax benefit is based upon reported results of operations and reflects the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. All U.S. Federal and State taxes are provided currently on the undistributed earnings of foreign subsidiaries giving recognition to current tax rates and applicable foreign tax credits.

            TRANSLATION OF FOREIGN CURRENCIES. Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated translation adjustment within the stockholders' equity section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in results of operations.

            LOSS PER SHARE. The weighted average number of shares of common stock outstanding used in the computation of loss per share for the twenty-week period ended December 31, 1995 and year ended December 31, 1996 was 9,490,000 and 9,485,750, respectively.

4.    INVENTORIES

            Inventories consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       1995             1996
                                                   -----------      -----------

            Raw materials and work in process        $ 18,437        $   14,881
            Supplies and service parts                 19,249            19,946
            Finished products                          28,655            22,013
                                                     --------          --------
            Total inventories                        $ 66,341          $ 56,840
                                                     ========          ========

            As a result of the Acquisition, inventories were recorded at their fair value at August 12, 1995. Such fair value represented selling price less estimated costs of completion for work in process and selling costs and a reasonable profit allowance for the selling and completion effort for finished goods. Raw materials were valued at replacement cost. The fair value of inventories was $18,000 in excess of their historical cost. $11,691 and $5,775 of such excess was charged to cost of sales and rentals during the twenty-week period ended December 31, 1995 and year ended December 31, 1996, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

                                          DECEMBER 31,      DECEMBER 31,
                                              1995              1996
                                           -----------       -----------

            Land                            $  1,777           $  1,781
            Buildings                         20,479             16,958
            Machinery and equipment           33,847             43,034
                                            --------           --------
               Subtotal                       56,103             61,773
            Accumulated depreciation         (10,413)           (24,765)
                                            --------           --------
            Property, plant and
               equipment, net               $ 45,690           $ 37,008
                                            ========           ========

            Depreciation  expense for the twenty-week  period ended December 31,
      1995  and  year  ended   December   31,  1996  was  $10,413  and  $15,130,
      respectively.

6.    INTANGIBLES

            The following summarizes intangible assets, net of accumulated amortization of $16,968 and $58,177 for the twenty weeks ended December 31, 1995 and year ended December 31, 1996, respectively.
      Amortization expense for the year ended December 31, 1996 was $41,209.

                                          DECEMBER 31,      DECEMBER 31,
                                              1995              1996
                                           -----------       -----------

            Goodwill                        $140,006           $139,687
            Tradenames                        77,104             75,158
            Service contracts                 34,499             18,951
            Non-compete agreement             47,202             30,057
            Patents                            9,153              7,169
                                            --------           --------
                                            $307,964           $271,022
                                            ========           ========

7.    DEBT

            The following summarizes the debt structure of the Company:

                                          DECEMBER 31,      DECEMBER 31,
                                              1995              1996
                                           -----------       -----------

            Current portion of
               long-term debt               $  7,750           $ 12,512
                                            --------           --------
            Long-term debt:
               Senior debt:
                  Term loans:
                     Tranche A                68,000             57,000
                     Tranche B                74,250             73,500
                  Revolving credit loans         ---              9,000
               International debt                ---                586
               Subordinated notes            200,000            200,000
                                            --------           --------
            Total long-term debt             342,250            340,086
                                            --------           --------
            Total debt                      $350,000           $352,598
                                            ========           ========

            In connection with the financing of the Acquisition, the Company entered into a Credit Agreement dated August 7, 1995, as amended by the First Amendment to Credit Agreement, dated June 28, 1996 on July 17, 1996 (collectively, the "Credit Agreement") with a syndicate of financial institutions for whom Bankers Trust Company ("Bankers Trust") is the Administrative Agent and NationsBank, N.A. (Carolinas) ("Nations") is the Documentation Agent.

            The Credit Agreement consists of a $75,000 Tranche A Term Loan due March 31, 2001 (the "Tranche A Loan"), a $75,000 Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan") together with the Tranche A Loan, the "Term Loans" and a six-year revolving credit facility of up to $40,000 (the "Revolving Credit Facility"), and, together with the Term Loans, the "Facilities." A portion of the Revolving Credit Facility will be available to provide for the working capital requirements and general corporate purposes of the Company and to issue commercial and standby letters of credit.

            At December 31, 1996, the Company had Term Loans of $142,250 and loans of $9,000 outstanding under the Revolving Credit Facility. The Tranche A and Tranche B Loans are repayable in installments which commenced on March 31, 1996 and December 31, 1996, respectively. The maturity schedule relating to the $142,250 of outstanding Term Loans is as follows:

            1997                    $ 11,750
            1998                      15,750
            1999                      15,750
            2000                      19,750
            Thereafter                79,250
                                    --------
                                    $142,250
                                    ========

            The Company will be required to make certain prepayments, subject to certain exceptions, on the Facilities with 75% of Excess Cash Flow (as defined in the Credit Agreement) and with the proceeds from certain asset sales, issuances of debt and equity securities and any pension plan reversion. Such prepayments will be applied first to required principal payments of the Term Loans and thereafter to amounts outstanding under the Revolving Credit Facility. All mandatory prepayments shall be applied ratably between the Tranche A Term Loan and the Tranche B Term Loan and shall be applied to scheduled installments thereof in the inverse order of maturity.

            There are no scheduled reductions in the Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15,000 for a period of not less than 30 consecutive days during each consecutive 12-month period. Availability under the Revolving Credit Facility at December 31, 1996 was $31,000. The Company had outstanding letters of credit of $1,333 as of December 31, 1996.

            Borrowings under the Tranche A Loan and the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, the higher of (1) Bankers Trust's Prime Rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate, (together the "Base Rate") plus 1.75% or the reserve Eurodollar Rate (as defined in the Credit Agreement) plus 2.75%. The Tranche B Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.25% or the reserve Eurodollar Rate plus 3.25%. In addition, the Company is required to pay Bankers Trust a quarterly commitment fee of .50% per annum on the daily average unused portion of the Revolving Credit Facility. The carrying amount of the Facilities approximates fair value as the interest rate reprices quarterly and is reflective of currently available market rates. The Company entered into an interest rate swap contract on November 7, 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75,000 maturing on February 16, 1999. The swap will effectively convert that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 8.8%. No funds under the swap agreements are actually borrowed or are to be repaid. The fair value of the interest rate swaps as of December 31, 1996 was favorable $244, based upon dealer quotes. The amounts due to or from the counterparties will be reflected in interest expense in the periods in which they accrue. Dictaphone is exposed to credit-related losses in the event of non-performance by the counterparties to these swaps, although no such losses are expected as the counterparties are commercial banks having an investment grade credit rating. The effective interest rate for the year ended December 31, 1996 was 8.374%, 8.8639% and 8.226% on the Tranche A Loan, Tranche B Loan and the Revolving Credit Facility, respectively.

          Dictaphone U.S., the Company's wholly-owned U.S. Subsidiary, guarantees the Company's obligations under the Facilities. The Company's obligations and the guarantees of its domestic subsidiaries are secured by substantially all existing and acquired personal property of the Company and its domestic subsidiaries, including a pledge of 100% of the stock of each of the Company's domestic subsidiaries and 66% of the stock of each of the Company's first-tier foreign subsidiaries. The Company's obligations are also secured by liens on certain real property of the Company and its domestic subsidiaries.

            In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone U.S. to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

            On July 17, 1996, the Company and the lenders executed an amendment to the Credit Agreement modifying certain of the covenants contained therein. The amendment lowered restrictions on investments and joint ventures, and revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio.

            The Acquisition was also financed through the issuance of $200,000 senior subordinated notes (the "Notes"). The Notes are subordinated to the Credit Agreement financing and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Notes bear interest of 11-3/4% per annum, payable semiannually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1996 was favorable $26.0 million based on dealer quotes. The Notes are fully and unconditionally guaranteed by Dictaphone U.S. The Notes contain covenants similar to the Facilities and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture.

8.    EQUITY AND STOCK OPTIONS

      COMMON STOCK

            On December 31, 1996, the Company had 20 million shares of common stock, $.01 par value ("Common Stock") authorized of which 9.48 million shares were issued, outstanding and owned by Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"), an affiliate of a limited partner of Stonington, and by management of the Company.

      PREFERRED STOCK AND WARRANT

            The  Company  is  authorized  to issue up to 10  million  shares  of preferred stock, $.01 par value, in one or more series as authorized by the Board of Directors and to fix the terms, rights, restrictions and qualifications of shares of each series. In connection with the acquisition, the Company issued 1.5 million shares of 14% Pay-In-Kind Perpetual Preferred Stock ("PIK Preferred Stock"). The PIK Preferred Stock is nonvoting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in- kind dividend of 14% per year payable quarterly in arrears from September 30, 1995 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24%). The PIK Preferred Stock ranks senior to all classes and series of stock of the Company with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company. It is redeemable at the option of the Company or in certain limited circumstances at the option of the holder upon the occurrence of certain events. The Company accrued the 14% pay-in-kind dividend and charged accumulated deficit $815 and $2,327 for the twenty weeks ended December 31, 1995 and year ended December 31, 1996, respectively, as a result of the required dividends representing 81,500 and 232,700 shares of the PIK Preferred Stock, respectively. Such shares of PIK Preferred Stock were declared and issued in respect of the period up to December 31, 1996.

            Together with the issuance of the PIK Preferred Stock, the Company issued a warrant to purchase 350,000 shares of the Company's Common Stock at a price of $10 per share (the "Warrant") representing the fair value of Common Stock on the date of issuance. The Warrant may not be transferred or exchanged, in whole or in part, separately from, but may be transferred or exchanged only together with, an equivalent proportion of such PIK Preferred Stock.

            The Warrant expires on August 11, 2005 and is currently exercisable. The Company has reserved 350,000 shares of its Common Stock for issuance upon exercise of the Warrant. As set forth in the related agreement (the "Warrant Agreement"), the Warrant is subject to certain antidilution provisions related to the future adjustments to the Company's capital stock or the issuance of its Common Stock or rights, options or warrants to purchase such Common Stock at a price below the current market price as defined in the Warrant Agreement.

      MANAGEMENT STOCK OPTION PLAN

            At the date of Acquisition, the Company adopted a Management Stock Option Plan (the "Plan") and issued options to purchase 713,000 shares of Common Stock at $10.00 per share (fair market value) to officers, key employees and non-employee directors of the Company. The Plan provides that one-half of the options granted under the Plan will vest automatically over a five year period and the other one-half will become eligible for vesting as to 10% on April 15, 1996, as to 20% on each of April 15, 1997, 1998, 1999, and 2000, and as to the remaining 10% on April 15, 2001, if the Company attains certain predetermined financial performance goals, or in any case no later than the tenth anniversary of the Acquisition. The options expire ten years from the date of grant or earlier in certain circumstances. In the event of a Sale or an IPO (as defined in the Plan) of the Company prior to August 11, 2000, all out-standing service-based options and performance-based options will become immediately vested and exercisable prior to the effective date of such Sale or IPO. The Company has reserved 850,000 shares of its Common Stock related to this Plan. A summary of options outstanding is as follows:

                                            DECEMBER 31,    DECEMBER 31,
                                                1995            1996
                                             -----------     -----------
         Outstanding, beginning of year             ---        683,000
         Granted                                713,000         89,000
         Cancelled                              (30,000)      (122,000)
                                                -------        -------
         Outstanding, end of year               683,000        650,000
                                                =======        =======

            Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone. Had compensation cost for the stock option been determined based on the fair value of the option at a date of grant consistent with the requirements of SFAS No. 123, Dictaphone's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1995             1996
                                                       ----             ----
            Net loss                As reported    $(14,689)         $(36,987)
                                    Pro Forma      $(14,770)         $(37,182)
            Net loss per share      As reported    $  (1.55)         $  (3.90)
                                    Pro Forma      $  (1.56)         $  (3.92)


            The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            1995                      1996
                                            ----                      ----
            Risk free interest rate        5.44%                      6.21%
            Expected life                 5 years                    5 years
            Expected volatility              --                         --
            Expected dividend yield          --                         --

9.    INCOME TAXES

            The provision (benefit) for income taxes for the twenty weeks ended December 31, 1995 and year ended December 31, 1996 consists of the following:

                                TWENTY WEEKS ENDED      YEAR ENDED
                                 DECEMBER 31, 1995   DECEMBER 31, 1996
                                ------------------   -----------------
         Current:
           Federal                   $    ---            $    ---
           State                          ---                 ---
           Foreign                        329                 (55)
                                     --------            --------
              Total                  $    329            $    (55)
                                     --------            --------

         Deferred:
           Federal                   $ (7,228)           $(14,686)
           State                       (1,216)             (3,139)
           Foreign                       (591)             (1,051)
                                     --------            --------
              Total                  $ (9,035)           $(18,876)
                                     --------            --------
                 Total               $ (8,706)           $(18,931)
                                     ========            ========

            The difference between the Company's effective income tax rate and the United States statutory rate for the twenty-week period ended December 31, 1995 and year ended December 31, 1996 is reconciled below:

                                        TWENTY WEEKS ENDED       YEAR ENDED
                                         DECEMBER 31, 1995    DECEMBER 31, 1996
                                        ------------------    -----------------

         United States statutory rate          35.00%               35.00%
         State income taxes, net of
           Federal income tax benefit           3.50%                3.81%
         Effect of foreign operations           1.09%               (1.39%)
         Miscellaneous                         (1.03%)              (2.09%)
                                               -----                -----
            Total                              38.56%               35.33%
                                               =====                =====

         See Footnote 13 for disaggregated information as to domestic and foreign income before taxes.

            Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1995           1996
                                                     -----------    -----------

         Deferred tax assets:
            Net operating loss carry forwards        $    5,598      $   15,702
            Amortization - identifiable intangibles       3,981          12,951
            Postretirement and pension benefits           3,084           4,107
            Depreciation                                  2,828           5,570
            Other                                         4,871           4,779
                                                     ----------      ----------
            Total deferred tax assets                $   20,362      $   43,109
                                                     ==========      ==========

         Deferred tax liabilities:
            Amortization - identifiable intangibles  $   (1,143)     $      ---
            Amortization - goodwill                        (710)         (2,363)
            Capitalized software costs                     (631)         (2,084)
            Other                                          (280)           (893)
                                                     ----------      ----------
            Total deferred tax liabilities           $   (2,764)     $   (5,340)
                                                     ==========      ==========

            The Company has recorded a deferred tax asset of $43.1 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1996 is approximately $37.7 million, of which $13.6 million of the net operating loss carryforward will expire in the year 2010 and $24.1 million will expire in the year 2011. In order to fully realize the deferred tax asset the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is "more likely than not" that all of the deferred tax asset will be realized, and accordingly has not established a valuation allowance for the deferred tax asset as of December 31, 1996.This conclusion is based upon (i) the impact of purchase accounting adjustments which contributed to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

10.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      TRANSACTIONS WITH STONINGTON CAPITAL APPRECIATION 1994 FUND, L.P.

            Stonington, together with an affiliate of a limited partner of Stonington, own 98% of the outstanding Common Stock of the Company, has the power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of the Company. Four of the eight members of the Board of Directors of the Company are employees of an affiliate of Stonington and serve as representatives of Stonington.

      TRANSACTIONS WITH MANAGEMENT

            In connection with the Acquisition, the Company sold 197,000 shares of the Company's Common Stock to certain members of the Company's management (the "Management Investors") for $1,970, the fair value of the Common Stock at the date of sale (the "Management Placement"). The Company financed $1,273 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate in effect for the Revolving Credit Facility under the credit Agreement plus 2.75%. Interest is due annually starting in 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to a Stockholder's Agreement.

            Under the terms of the Stockholders Agreement relating to the Management Placement, for a period of five years from August 11, 1995, unless the Company has completed an initial public offering, Management Investors will not be permitted to sell, transfer or otherwise dispose of their shares of Common Stock, except to (i) a "Permitted Transferee" or
      (ii) to the Company pursuant to certain put and call arrangements set forth in the Stockholders' Agreement (the "Puts and Calls"). A "Permitted Transferee" includes certain beneficiaries, trusts and family members. The Puts and Calls provide for the sale of shares of Common Stock to the Company upon the termination of employment. The purchase price for shares purchased pursuant to the Stockholders Agreement is based upon the original per share purchase price Adjusted Book Value (as defined in the Stockholders Agreement), cost, or Fair Market Value (as defined).

            The Stockholders Agreement provides that in the event that, after August 11, 2000, an initial public offering has not occurred, Management Investors will be permitted to sell Common Stock to third parties after first giving the Company and other Management Investors a right of first refusal for the same number of shares of Common Stock at the same price.

11.   COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

      CONCENTRATIONS OF RISKS

            A substantial portion of the Company's revenues are derived from the sale of products manufactured at the Company's sole manufacturing facility which is located in Melbourne, Florida. This manufacturing facility is subject to the normal hazards of any such facility that could result in damage to the facility. Any such damage to this facility or prolonged delay in the operations of this facility for repairs or other reason would have a materially adverse effect on the company's financial position and results of operations.

      COMMITMENTS

            The Company leases certain factory and office facilities under lease agreements extending from one to twenty-five years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

            Future minimum lease payments for operating leases as of December 31, 1996 are as follows:

            YEARS ENDING DECEMBER 31,
              1997                                $ 4,438
              1998                                  3,144
              1999                                  2,337
              2000                                  1,733
              2001                                    950
              Later years                           3,173
                                                  -------
            Total minimum lease payments          $15,775
                                                  =======

            Rental expense under operating leases was $2,255 and $5,168 for the twenty week period ended December 31, 1995 and year ended December 31, 1996, respectively.

      CONTINGENCIES

            On February 14, 1995, Pitney Bowes filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the discovery stage and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury. Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

            On June 23, 1995, a complaint was filed in the United States District Court for the Northern District of Illinois by Failsafe Disk Company ("Failsafe") against the Company. The complaint alleged that the Company violated Sections 1 and 2 of the Sherman Antitrust Act (the "Sherman Act") by preventing Failsafe from selling 10 through 60 channel recording tapes which, according to the complaint, are equal in quality to and lower in price than 10 through 60 channel tapes sold by the Company and others. On July 5, 1995, the complaint was served upon the Company. The complaint sought damages of $19.2 million, subject to being trebled in accordance with the provisions of the Sherman Act, together with
      Failsafe's costs and expenses, including reasonable attorneys' fees. Dictaphone vigorously contested this litigation, which was recently settled by Dictaphone for an immaterial amount.

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

12.   PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

            The following pro forma combined statement of operations of Dictaphone Corporation for the twelve months ended December 31, 1995 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1995. The pro forma operating results include the historical results of Dictaphone Corporation (Predecessor Company) shown herein adjusted for interest costs on borrowings to finance the Acquisition and purchase accounting adjustments.


                                                              DECEMBER 31, 1995
                                        -------------------------------------------------------
                                        PREDECESSOR  DICTAPHONE
                                          COMPANY    CORPORATION
                                         32 WEEKS     20 WEEKS
                                           ENDED       ENDED                        DICTAPHONE
                                         AUGUST 11,  DECEMBER 31,     PRO FORMA     CORPORATION
                                           1995         1995         ADJUSTMENTS    PRO FORMA
                                        -----------  ------------  ---------------  -----------

      Total revenue...................    $202,103     $150,592     $     ---         $352,695
                                          --------     --------     ---------         --------

      Cost and expenses:

      Cost of sales and rentals.......      74,268       69,602         4,106(a)(b)    147,976

      Selling, service and
        administrative................      93,774       82,901        22,465(b)       199,140
      Research and development........       7,004        4,587           ---           11,591
                                          --------     --------     ---------         --------

      Operating profit (loss).........      27,057       (6,498)      (26,571)          (6,012)

      Interest (income) expense
        and other.....................      (1,400)      16,082        27,992(c)        42,674
                                          --------     --------     ---------         --------

      Income (loss) before
        income taxes .................      28,457      (22,580)      (54,563)         (48,686)

      Provision for income tax
        expense (benefit).............      11,398        (8,706)     (22,098)(d)      (19,406)
                                          --------     ---------    ---------         --------

      Net income (loss)...............    $ 17,059     $ (13,874)   $ (32,465)        $(29,280)

      Stock dividend on PIK
        Preferred Stock...............         ---           815        1,285            2,100
                                          --------     ---------    ---------         --------

      Net loss applicable
        to Common Stock...............    $ 17,059     $ (14,689)   $ (33,750)        $(31,380)
                                          ========     =========    =========         ========

----------------

      (a) Reflects the charge to cost of sales related to the inventory write-up as a result of the Acquisition of $6,309 for the twelve month period ended December 31, 1995.

      (b) Reflects depreciation adjustment and additional amortization from the preliminary allocation of the excess purchase price over historical costs of the net assets of $20,262 for the twelve month period ended December 31, 1995.

     (c) Reflects the net adjustments to interest (income) expense as a result of the transaction as follows:

                                                             TWELVE MONTHS
                                                         ENDED DECEMBER 31, 1995
                                                         -----------------------

         Interest expense:
           Revolving Credit Facility -  $20,775 average
             balance                                            $   1,849
           Tranche A Term Loan - $74,125 average balance            6,597
           Tranche B Term Loan - $75,000 average balance            7,050
           Senior Subordinated Notes - $200,000........            23,500
           Commitment fees on unused Revolving Credit
            Facility - $19,225 average unused balance..                96
           Other bank charges..........................               300
           Amortization of debt issuance costs.........             2,936
         Elimination of historical interest expense....           (15,850)
                                                                ---------
                                                                   26,478
         Elimination of  historical interest income....             1,514
                                                                ---------
              Total interest adjustments...............         $  27,992
                                                                =========

     (d) Reflects the tax effects of the pro forma adjustments to income (loss) before income taxes based on the estimated applicable statutory tax rates.

13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION

          Dictaphone U.S. has fully and unconditionally guaranteed the Notes (See Note 7). Dictaphone Non- U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes.

13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION (CONTINUED)

            The following are the supplemental consolidating statement of operations and cash flow information for the twenty-week period ended December 31, 1995 and year ended December 31, 1996, and the supplemental consolidating balance sheet information as of December 31, 1995 and 1996.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      TWENTY WEEKS ENDED DECEMBER 31, 1995


                              DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                              CORPORATION      U.S.      NON-U.S.  ADJUSTMENTS    CONSOLIDATED
                              -----------  ----------  ----------  -------------  ------------

     Revenue from:
      Sales and rentals         $    ---   $104,525      $15,212    $(4,831)        $114,906
      Support services               ---     31,031        4,655        ---           35,686
                                --------   --------      -------    -------         --------
         Total revenues              ---    135,556       19,867     (4,831)         150,592
                                --------   --------      -------    -------         --------

     Costs and expenses:
      Cost of sales and rentals      ---     65,692        8,312     (4,402)          69,602
      Selling, service and
        administrative                83     72,065       10,750          3           82,901
      Research and development       ---      4,587          ---        ---            4,587
      Interest expense - net
        and other                  5,472      9,455        1,155        ---           16,082
                                --------   --------      -------    -------         --------
         Total costs and
           expenses                5,555    151,799       20,217     (4,399)         173,172
                                --------   --------      -------    -------         --------

     Equity (loss) earnings       (4,035)       ---          ---      4,035              ---
                                --------   --------      -------    -------         --------

     (Loss) income before
       income taxes               (9,590)   (16,243)        (350)     3,603          (22,580)

     Benefit for income taxes      1,945      6,316          262        183            8,706
                                --------   --------      -------    -------         --------

     Net (loss) income          $ (7,645)  $ (9,927)     $   (88)   $ 3,786         $(13,874)
                                =========  =========     ========   =======         ========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1996


                              DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                              CORPORATION      U.S.      NON-U.S.  ADJUSTMENTS    CONSOLIDATED
                              -----------  ----------  ----------  -------------  ------------

     Revenue from:
      Sales and rentals        $    ---     $215,566    $ 36,229    $(12,157)      $ 239,638
      Support services              ---       81,311      11,519         ---          92,830
                               --------     --------    --------    --------       ---------
         Total revenues             ---      296,877      47,748     (12,157)        332,468
                               --------     --------    --------    --------       ---------

     Costs and expenses:
      Cost of sales and rentals     ---      117,986      20,453     (11,705)       126,734
      Selling, service and
        administrative              203      171,620      31,801           7        203,631
      Research and development      ---       14,135         ---         ---         14,135
      Interest expense - net
        and other                 3,830       36,557       1,158          14         41,559
                               --------     --------    --------    --------       --------
         Total costs and
           expenses               4,033      340,298      53,412     (11,684)       386,059
                               --------     --------    --------    --------       --------

     Equity (loss) earnings      (7,024)         ---         ---       7,024            ---
                               --------     --------    --------    --------       --------

     (Loss) income before
       income taxes             (11,057)     (43,421)     (5,664)      6,551        (53,591)

     Benefit for income taxes     1,185       16,323       1,232         191         18,931
                               --------     --------    --------    --------       --------

     Net (loss) income         $ (9,872)    $(27,098)   $ (4,432)   $  6,742       $(34,660)
                               ========     ========    ========    ========       ========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1995


                              DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                              CORPORATION      U.S.      NON-U.S.  ADJUSTMENTS    CONSOLIDATED
                              -----------  ----------  ----------  -------------  ------------
     ASSETS
     Current assets:
      Cash                       $    ---   $ 11,591    $ 2,688     $    ---        $ 14,279
      Accounts receivable           7,509     50,623      8,567       (9,443)         57,256
      Inventories                     ---     56,139     11,035         (833)         66,341
      Other current assets            ---      5,718      3,499          (65)          9,152
                                 --------   --------    -------     --------        --------
        Total current assets        7,509    124,071     25,789      (10,341)        147,028

     Note receivable                  ---      6,821        ---       (6,821)            ---
     Investments in subsidiaries  446,228        ---        ---     (446,228)            ---
     Fixed assets, net                ---     42,907      2,783          ---          45,690
     Intangibles, net               2,455    286,043     19,466          ---         307,964
     Deferred financing costs      18,799        ---        ---          ---          18,799
     Other assets                   1,936     27,633      1,640          ---          31,209
                                 --------   --------    -------     ---------       --------
     Total assets                $476,927   $487,475    $49,678     $(463,390)      $550,690
                                 ========   ========    =======     =========       ========


     LIABILITIES AND
     STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable and
        accrued liabilities      $ 18,996   $ 42,375    $ 9,953     $  (9,830)      $ 61,494
     Advance billings                 ---     30,531      3,935           ---         34,466
     Current portion of
       long-term debt               7,750        ---        ---           ---          7,750
                                 --------   --------    -------     ---------       --------
         Total current
           liabilities             26,746     72,906     13,888        (9,830)       103,710
     Long-term debt               349,086    332,494     17,491      (356,821)       342,250
     Other liabilities                ---      9,748        479           ---         10,227
     Stockholders' equity         101,095     72,327     17,820       (96,739)        94,503
                                 --------   --------    -------     ---------       --------
     Total liabilities
       and stockholders' equity  $476,927   $487,475    $49,678     $(463,390)      $550,690
                                 ========   ========    =======     =========       ========

13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996


                                    DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                                    CORPORATION      U.S.      NON-U.S.  ADJUSTMENTS    CONSOLIDATED
                                    -----------  ----------  ----------  -------------  ------------
     ASSETS
     Current assets:
      Cash                           $    ---     $  6,569    $ 1,358     $     ---       $  7,927
      Accounts receivable               9,896       49,259      8,165       (13,619)        53,701
      Inventories                         ---       48,220      9,919        (1,299)        56,840
      Other current assets                517        5,445      3,871           ---          9,833
                                     --------     --------    -------     ---------       --------
        Total current assets           10,413      109,493     23,313       (14,918)       128,301

     Note receivable                      ---       17,491        ---       (17,491)           ---
     Investments in subsidiaries      440,601          ---        ---      (440,601)           ---
     Fixed assets, net                    ---       33,833      3,175           ---         37,008
     Intangibles, net                   2,131      250,872     18,019           ---        271,022
     Deferred financing costs          14,255          ---        ---           ---         14,255
     Other assets                       3,246       48,571      1,919           513         54,249
                                     --------     --------    -------     ---------       --------
     Total assets                    $470,646     $460,260    $46,426     $(472,497)      $504,835
                                     ========     ========    =======     =========       ========


     LIABILITIES AND STOCKHOLDERS'
     EQUITY
     Current liabilities:
      Accounts payable and
        accrued liabilities           $ 10,660    $ 40,250    $10,793     $ (13,766)      $ 47,937
     Advance billings                      ---      31,246      3,562           ---         34,808
     Current portion of
       long-term debt                   11,750         ---        762           ---         12,512
                                      --------    --------    -------     ---------       --------
         Total current liabilities      22,410      71,496     15,117       (13,766)        95,257
     Long-term debt                    357,005     333,745     18,077      (368,741)       340,086
     Other liabilities                     ---       9,790        324           ---         10,114
     Stockholders' equity               91,231      45,229     12,908       (89,990)        59,378
                                      --------    --------    -------     ---------       --------
     Total liabilities
       and stockholders' equity       $470,646    $460,260    $46,426     $(472,497)      $504,835
                                      ========    ========    =======     =========       ========

13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)

                      DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                         TWENTY WEEKS ENDED DECEMBER 31, 1995


                                              DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                                              CORPORATION     U.S.      NON-U.S.   ADJUSTMENTS    CONSOLIDATED
                                              -----------  ----------  ----------  -----------    ------------
     Operating activities:

      Net loss                                $  (7,645)   $  (9,927)   $    (88)   $   3,786      $ (13,874)
      Adjustments to reconcile
        loss to cash provided by (used in)
        operating activities:
      Depreciation and amortization                 924       37,086       1,962          ---         39,972
      Provision for deferred income taxes        (1,936)      (6,508)       (591)         ---         (9,035)
      Change in assets and liabilities:
         Accounts receivable                    (10,609)      (9,881)       (246)       8,052        (12,684)
         Inventories                                ---       16,179         178          429         16,786
         Other current assets                       ---        5,631        (242)         (31)         5,358
         Accounts payable and
           accrued liabilities                   10,829       13,305       4,084       (8,198)        20,020
         Advance billings                           ---         (951)       (183)         ---         (1,134)
         Other assets and other                     541      (18,617)     (3,544)       2,783        (18,837)
                                              ---------    ---------    --------    ---------      ---------
     Cash provided by (used in)
       operating activities                      (7,896)      26,317       1,330        6,821         26,572
                                              ---------    ---------    --------    ---------      ---------

     Investing activities:
      Payment to acquire net assets of
        Dictaphone Corporation                 (454,239)    (429,763)    (35,500)     465,263       (454,239)
      Net investment in fixed assets                ---         (695)       (110)         ---           (805)
                                              ---------    ---------    --------    ---------      ---------
     Cash used for investing activities        (454,239)    (430,458)    (35,610)     465,263       (455,044)
                                              ---------    ---------    --------    ---------      ---------

     Financing activities:
      Net proceeds from sale of senior
        subordinated notes                      194,000          ---         ---          ---        194,000
      Borrowings under term loan facility       150,000          ---         ---          ---        150,000
      Borrowing from promissory notes               ---      347,509      17,491     (365,000)           ---
      Borrowings from subsidiary                  6,821          ---         ---       (6,821)           ---
      Proceeds from sale of common stock         95,000       82,254      18,009     (100,263)        95,000
      Proceeds from sale of preferred stock      15,000          ---         ---          ---         15,000
      Borrowings from revolving credit
        facility                                 15,000          ---         ---          ---         15,000
      Repayment under revolving credit
        facility                                    ---      (15,000)        ---          ---        (15,000)
      Payment of deferred financing costs       (13,699)         ---         ---          ---        (13,699)
      Repayment of management loans                 113          ---         ---          ---            113
      Payment to acquire treasury stock            (100)         ---         ---          ---           (100)
                                              ---------    ---------    --------    ---------      ---------
     Cash provided by (used in) financing
       activities                               462,135      414,763      35,500     (472,084)       440,314
                                              ---------    ---------    --------    ---------      ---------

     Effect of exchange rate changes on cash        ---          ---         (26)         ---            (26)
                                              ---------    ---------    --------    ---------       --------

     Increase in cash                               ---       10,622       1,194          ---         11,816

     Cash, beginning of period                      ---          969       1,494          ---          2,463
                                              ---------    ---------    --------    ---------      ---------
     Cash, end of period                      $     ---    $  11,591    $  2,688    $     ---      $  14,279
                                              =========    =========    ========    =========      =========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)

                      DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                             YEAR ENDED DECEMBER 31, 1996


                                               DICTAPHONE   DICTAPHONE  DICTAPHONE  CONSOLIDATING
                                               CORPORATION      U.S.     NON-U.S.   ADJUSTMENTS    CONSOLIDATED
                                               -----------  ----------  ----------  -------------  -----------
     Operating activities:
      Net loss                                  $ (9,872)    $(27,098)   $ (4,439)    $ 6,749        $(34,660)
      Adjustments to reconcile
        loss to cash provided by (used in)
        operating activities:
        Depreciation and amortization              5,388       61,501       4,246         ---          71,135
        Provision for deferred income taxes       (1,310)     (16,323)     (1,052)       (191)        (18,876)
        Change in assets and liabilities:
         Accounts receivable                      (2,387)       1,363         167       4,177           3,320
         Inventories                                 ---        2,346       1,021         466           3,833
         Other current assets                       (517)         273        (204)        (65)           (513)
         Accounts payable and
           accrued liabilities                      (336)      (2,124)        900      (4,112)         (5,672)
         Advance billings                            ---          715        (548)        ---             167
         Other assets and other                    7,295      (11,249)     (1,438)     (7,024)        (12,416)
                                                --------     --------    --------     -------        --------
     Cash provided by (used in)
       operating activities                       (1,739)       9,404      (1,347)        ---           6,318
                                                --------     --------    --------     -------        --------

     Investing activities:
      Payment for acquisition                     (8,000)         ---         ---         ---          (8,000)
      Net investment in fixed assets                 ---       (5,007)     (1,218)        ---          (6,225)
                                                --------     --------    --------     -------        --------
     Cash used for investing activities           (8,000)      (5,007)     (1,218)        ---         (14,225)
                                                --------     --------    --------     -------        --------

     Financing activities:
      Repayment under term loan facility          (7,750)         ---         ---         ---          (7,750)
      Borrowing from promissory notes             (1,397)       1,250         147         ---             ---
      Borrowings from subsidiary                  10,669      (10,669)        ---         ---             ---
      Borrowings from revolving credit
        facility                                  32,000          ---         ---         ---          32,000
      Repayment under revolving credit
        facility                                 (23,000)         ---         ---         ---         (23,000)
      Other                                         (783)         ---       1,079         ---             296
                                                --------     --------    --------     -------        --------
     Cash provided by (used in) financing
       activities                                  9,739       (9,419)      1,226         ---           1,546
                                                --------     --------    --------     -------        --------

     Effect of exchange rate changes
       on cash                                       ---          ---           9         ---               9
                                                --------     --------    --------     -------        --------

     Decrease in cash                                ---       (5,022)     (1,330)        ---          (6,352)

     Cash, beginning of period                       ---       11,591       2,688         ---          14,279
                                                --------     --------    --------     -------        --------

     Cash, end of period                        $    ---     $  6,569    $  1,358     $   ---        $  7,927
                                                ========     ========    ========     =======        ========


14.   RETIREMENT PLANS

            Effective with the Acquisition on August 11, 1995, the Company established a defined benefit pension plan for all active U.S. employees. Responsibility for retired U.S. employees was retained by Pitney Bowes. Certain employees in other countries are covered under contributory and non-contributory defined benefit pension plans. The new Dictaphone Plan ("Dictaphone Plan") provides for benefits based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of the Employee Retirement Income Security Act of 1974 and other governmental laws and regulations.

            The Company sponsors a defined contribution plan (401K) for domestic employees. The Company matches 25% of employee contributions up to 3% of eligible compensation, subject to certain limitations. Total Company contributions were $151 for the twenty-week period ended December 31, 1995 and $345 for the year ended December 31, 1996.

            Net pension expense for defined benefit plans for the twenty-week period ended December 31, 1995 and year ended December 31, 1996 included the following components:

                                                      UNITED STATES
                                        ----------------------------------------
                                          TWENTY WEEKS ENDED      YEAR ENDED
                                           DECEMBER 31, 1995   DECEMBER 31, 1996
                                          ------------------   ----------------

      Service cost -- benefits earned
        during period                         $    995             $ 2,157
      Interest cost on projected benefit
        obligations                                885               2,127
      Actual return on assets                   (1,014)             (3,965)
      Net (deferral) and amortization              ---               1,342
                                               -------             -------
      Net periodic defined benefit
        pension expense                       $    866             $ 1,661
                                              ========             =======


                                                          FOREIGN
                                        ----------------------------------------
                                          TWENTY WEEKS ENDED      YEAR ENDED
                                           DECEMBER 31, 1995   DECEMBER 31, 1996
                                          ------------------   ----------------

      Service cost -- benefits earned
        during period                          $    48             $  311
      Interest cost on projected benefit
        obligations                                274                831
      Actual return on assets                     (756)              (927)
      Net (deferral) and amortization              289               (333)
                                               -------             ------
      Net periodic defined benefit
        pension income                         $  (145)            $ (118)
                                               =======             ======

            The  following   summarizes   amounts   included  in  the  Company's
      consolidated balance sheet and the funded status of the Company's U.S. and foreign defined benefit plans at December 31, 1995 and 1996:

                                                       UNITED STATES
                                                ---------------------------
                                                       DECEMBER 31,
                                                    1995          1996
                                                  --------      --------
      Actuarial present value of:
         Vested benefits..................         $22,044       $22,099
                                                   -------       -------
         Accumulated benefit obligations..         $24,561       $25,461
                                                   -------       -------
      Projected benefit obligations.......         $32,280       $31,968
                                                   -------       -------
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:...........         $27,343       $31,517
         Unrecognized net loss (gain).....             ---        (5,393)
         Unrecognized net asset...........             ---           ---
         Unamortized prior service costs from
           plan amendments................             ---           ---
                                                   -------       -------
      Net pension liability ..............         $ 4,937       $ 5,844
                                                   =======       =======

      The assumptions used in determining pension
         costs and funded status for defined
         benefit plans is as follows:
      Discount rate.......................           7.25%        7.50%
      Rate of increase in future
        compensation levels ..............           4.75%        4.75%
      Expected long-term rate of return on
        plan assets ......................           9.50%        9.50%


                                                          FOREIGN
                                                ---------------------------
                                                       DECEMBER 31,
                                                    1995          1996
                                                  --------      --------
      Actuarial present value of:
         Vested benefits..................         $ 8,203       $10,938
                                                   -------       -------
         Accumulated benefit obligations..         $ 8,203       $10,938
                                                   -------       -------
      Projected benefit obligations.......         $ 9,297       $12,161
                                                   -------       -------
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:...........         $11,473       $13,041
         Unrecognized net loss............           1,691         1,551
         Unrecognized net asset...........          (1,353)         (707)
         Unamortized prior service costs from
           plan amendments................             ---           664
                                                   -------       -------
      Net pension liability (asset).......         $(2,514)      $(2,388)
                                                   =======       =======

      The assumptions used in determining pension
          costs and funded status for defined
          benefit plans is as follows:
      Discount rate.......................       8.25 - 8.50%   7.75 - 8.25%
      Rate of increase in future compensation
        levels                                          6.00%   5.50 - 6.00%
      Expected long-term rate of return on
        plan assets                             9.00 - 10.00%   9.00 - 9.50%

15.   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

            The Company provides certain postretirement health care and life insurance benefits for qualifying employees in the United States and Canada. Substantially all of these employees may become eligible for coverage. Most retirees outside the United States and Canada are covered by government sponsored and administered programs.

            This obligation was determined by application of the terms of the postretirement health care and life insurance plan together with relevant actuarial assumptions. These assumptions as of December 31, 1995 and December 31, 1996, and for the twenty-week period and year then ended were as follows:

                                                           1995          1996
                                                           ----          ----
            Discount rate                                  7.25%         7.50%
            Initial health care cost trend rate           11.75%        10.75%
            Ultimate health care cost trend rate           5.75%         5.75%
            Year in which ultimate trend rate achieved     2001          2001

            An increase in assumed health care trend rates of 1% in each year would increase aggregate service and interest costs by $157 and would increase the December 31, 1996 accumulated postretirement benefit obligation by $1,065.

            The Company's total net postretirement benefit costs for the twenty-week period ended December 31, 1995 and year ended December 31, 1996 consisted of the following components:

                                              TWENTY WEEKS
                                                 ENDED            YEAR ENDED
                                           DECEMBER 31, 1995   DECEMBER 31, 1996
                                           -----------------   -----------------

      Service cost-benefits earned
        during the period                       $   340             $  664
      Interest cost on accumulated
        postretirement benefit obligations          206                630
      Net deferral                                   (2)                26
                                                -------             ------
      Net periodic postretirement benefit
        costs                                   $   544             $1,320
                                                =======             ======


            Postretirement benefits are paid by the Company as incurred. The following summarizes the status of these benefits at December 31, 1995 and 1996:

                                                                 DECEMBER 31,
                                                           ---------------------
                                                             1995         1996
                                                           --------     --------
      Accumulated postretirement benefit obligations:
         Retirees and dependents                           $     9      $   71
         Fully eligible active plan participants             3,897       1,232
         Other active plan participants                      3,570       8,216
         Unrecognized net (loss) gain                           14        (929)
         Unrecognized prior service credit                      --         ---
                                                           -------      ------
      Accrued postretirement benefits                      $ 7,490      $8,590
                                                           =======      ======

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dictaphone Corporation

We have audited the accompanying combined statement of income and cash flows of Dictaphone Corporation and its related affiliated Dictaphone companies (Predecessor Company) for the 32 week period ended August 11, 1995. Our audit also included the financial statement schedule as of and for the 32 week period ended August 11, 1995 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of operations and cash flows of
Dictaphone Corporation and its related affiliated Dictaphone companies (Predecessor Company) for the 32 week period ended August 11, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of and for the 32 week period ended August 11, 1995, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1, Dictaphone Corporation and its related affiliated Dictaphone companies (Predecessor Company) were sold to Dictaphone Corporation (Successor Company).



Deloitte & Touche LLP

Stamford, Connecticut
February 22, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Dictaphone Corporation

In our opinion, the accompanying combined statements of income and of cash flows for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of Dictaphone Corporation and its affiliated Dictaphone companies for the year ended December 31, 1994, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Dictaphone Corporation and its affiliated Dictaphone companies for any period subsequent to December 31, 1994.

As discussed in Note 1, Pitney Bowes Inc. has announced its intent to divest of Dictaphone Corporation and its affiliated Dictaphone companies.

As described in Note 6, the Company adopted a new accounting standard for postemployment benefits in 1994.



Price Waterhouse LLP

Stamford, CT
May 16, 1995

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                          COMBINED STATEMENTS OF INCOME
                             (Dollars in thousands)



                                                YEAR ENDED       32 WEEKS ENDED
                                             DECEMBER 31, 1994   AUGUST 11, 1995
                                            ------------------   --------------
   Revenue from:
      Sales                                      $216,234           $128,264
      Sales to Pitney Bowes Inc.                   33,469             18,575
      Rentals                                       1,888              1,253
      Support services                             95,231             54,011
                                                 --------           --------
         Total revenue                            346,822            202,103
                                                 --------           --------

   Cost and expenses:

      Cost of sales                                87,152             56,867

      Cost of sales to Pitney Bowes Inc.           30,904             17,119

      Cost of rentals                                 505                282

      Selling, service and administrative         155,535             93,774

      Research and development                     12,272              7,004
                                                 --------           --------

   Total cost and expenses                        286,368            175,046
                                                 --------           --------

   Operating profit                                60,454             27,057

   Interest income                                 (1,049)            (1,400)

   Income before income taxes and
     effect of changes in accounting               61,503             28,457

   Provision for income taxes                      24,936             11,398
                                                 --------           --------

   Income before effect of
     changes in accounting                         36,567             17,059

   Effect of changes in accounting                 (2,811)               ---
                                                 --------           --------

      Net income                                 $ 33,756           $ 17,059
                                                 ========           ========





            See accompanying notes to combined financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                        COMBINED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)




                                                YEAR ENDED       32 WEEKS ENDED
                                             DECEMBER 31, 1994   AUGUST 11, 1995
                                            ------------------   --------------

Cash flows from operating activities:
   Net income                                   $ 33,756             $ 17,059
   Effect of changes in accounting                 2,811                  ---
   Adjustments  to  reconcile  net  income
     to net cash  provided  by (used  in)
     operating activities:
      Depreciation and amortization                8,102                4,931
      Increase (decrease) in deferred income
        taxes                                      2,135                  ---
      Changes in assets and liabilities:
         Accounts receivable                       3,418               (1,304)
         Inventories                             (11,410)              (7,190)
         Other current assets and prepayments       (402)              (9,945)
         Accounts payable and accrued
           liabilities                               234                2,056
         Advance billings                          1,669                2,719
         Other assets and other                      966               (4,318)
                                                --------              -------
         Net cash provided by operating
           activities                             41,279                4,008
                                                --------              -------

Cash flows from investing activities:
   Net investment in fixed assets                 (5,944)              (5,538)

Cash flows from financing activities:
   Principal payment on capital lease
     obligations                                  (3,500)                 ---

Effect of exchange rate changes on cash              298                   77
                                                --------              -------

Net cash flow available to (financed by)
  Pitney Bowes Inc.                             $ 32,133              $(1,453)
                                                ========              =======


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                   $    318              $     8
                                                ========              =======
Income taxes paid                               $ 22,647              $13,454
                                                 =======              =======



            See accompanying notes to combined financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (Dollars in thousands or as otherwise indicated)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. On April 25, 1995, Dictaphone Corporation (Successor Company) (the "Company") entered into a Stock and Asset Purchase Agreement as amended August 11, 1995, (the "Acquisition Agreement"), with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the U.S. Dictaphone subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone Non-U.S. (Predecessor Company)") as set forth in the Acquisition Agreement. Dictaphone U.S. (Predecessor Company) and Dictaphone Non-U.S. (Predecessor Company) are collectively referred to as the "Predecessor Company". Effective August 11, 1995, the Predecessor Company was sold to the Company.

          COMBINATION. The combined financial statements include the combination of the following entities: Dictaphone U.S. (Predecessor Company) and Dictaphone Non-U.S. (Predecessor Company) (the latter of which consists of Dictaphone Canada Ltd/Ltee ("Dictaphone Canada"), Dictaphone Company Ltd. ("Dictaphone U.K."), Dictaphone Deutschland GmbH ("Dictaphone Germany"), Dictaphone Netherlands BV ("Dictaphone Netherlands") and Dictaphone International A.G. ("Dictaphone Switzerland")). All Predecessor Company intercompany transactions have been eliminated. See Note 5 to the combined financial statements.

         CASH AND CASH EQUIVALENTS. Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from date of acquisition. The Company places its temporary cash and short-term investments with financial institutions and limits the amount of credit exposure with any one financial institution. Dividends of $11.5 million and $12.3 million were paid to Pitney Bowes during 1994 and the thirty-two week period ended August 11, 1995, respectively, out of the net cash flow available to Pitney Bowes in the combined statement of cash flows.

         ACCOUNTS RECEIVABLE. It is the Company's policy to review its allowance for doubtful accounts at least quarterly. As a result of such a review during 1994, the Company revised its allowance for doubtful accounts reserve to reflect an improvement in over 90 day account collections. The effect of this change in estimate was to reduce selling, service and administrative expenses by approximately $1.2 million and increase 1994 net income by $.7 million. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different geographic areas.

         INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is primarily determined on the last-in, first-out (LIFO) method. It is the Company's policy to review inventory for obsolescence at least quarterly. During 1994 the Company continued a program of consolidating field service parts inventories and disposing of identified obsolete parts. The effect of this program and ongoing reevaluation of inventory reserve levels was to reduce 1994 cost of sales by approximately $2.0 million and increase 1994 net income by $1.2 million.

         COMPUTER SOFTWARE DEVELOPMENT COSTS. The Company capitalizes certain software costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". No amortization of such capitalized costs, approximately $2.6 million as of August 11, 1995, has been recorded as the related products have not yet been made available for sale. Software development costs in fiscal 1994 and earlier which qualified for capitalization were not significant.

         FIXED ASSETS AND DEPRECIATION. Property, plant and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the various assets, ranging from 3-12 years for machinery and equipment and 35 years for buildings. Major improvements which add to productive capacity of extended life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is depreciated on the straight-line method. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms. At December 31, 1994, property formerly included in capital leases was reclassified to property, plant and equipment due to the 1994 pre-payment in full of the underlying lease obligation. Other depreciable assets are depreciated using the straight-line method.

         RENTAL ARRANGEMENTS AND ADVANCE BILLINGS. The Company rents equipment to its customers under short-term rental agreements, generally for periods of three to five years. Charges for maintenance contracts (support services) are billed in advance; the related revenue is included in advance billings and taken into income as earned.

         GOODWILL. Goodwill represents the excess of cost over the value of net assets acquired in business combinations and is amortized using the straight-line method, principally over 40 years.

         REVENUE. For dictation systems and communications recording equipment that have technical installation requirements, the Company recognizes revenue upon installation which is when all of its contractual obligations have been satisfied. Revenue for all other products is recognized upon shipment.

         COSTS AND EXPENSES. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales, cost of rentals or support services is currently practicable, although management intends to refine its information system to accumulate such information. Accordingly, cost of sales and cost of rentals exclude operating expenses of field sales and service offices.

         INCOME TAXES. The Company's U.S. taxable income is included in the consolidated federal and certain state income tax returns of Pitney Bowes. The Company computes its provision for taxes on a separate company basis.

         The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable to Pitney Bowes for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

         Deferred taxes on income result principally from expenses not currently recognized for tax purposes and the excess of tax over book depreciation.

         It has not been necessary to provide for income taxes on $41.5 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated however, that withholding taxes on such remittance would approximate $3.4 million.

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period, and revenues and expenses are translated at average rates during the period. The functional currency for each foreign subsidiary is its local currency. Net deferred translation gains and losses are accumulated in stockholders' equity.

         The Company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from fluctuations in exchange rates on the settlement of firm and budgeted intercompany receivables and payables arising in connection with transfers of finished goods inventories between affiliates as well as certain intercompany loans. Gains and losses on foreign exchange contracts entered into as hedges are deferred and recognized as part of the cost of the underlying transaction. Gains and losses related to changes in the value of speculative contracts are recognized in income currently. At December 31, 1994, the Company had approximately $2.4 million of foreign exchange contracts outstanding, maturing through 1995, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values and interest and exchange rates. However, the Company does not anticipate non-performance by the counterparties as they are composed of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

         Foreign currency transaction gains and (losses) were not significant for the thirty-two week period ended August 11, 1995 or the year ended December 31, 1994.

2.   RELATED PARTY TRANSACTIONS

         The Company arranges financing for certain of its products primarily through Pitney Bowes Credit Corporation ("PBCC") in the U.S., and leasing subsidiaries in Canada and the U.K., all wholly owned subsidiaries of Pitney Bowes. Sales to finance subsidiaries were $13.2 million for the thirty-two weeks ended August 11, 1995 and $31.1 million for the year ended December 31, 1994. The Company recognizes revenue on sales to PBCC consistent with its revenue recognition policy in Note 1. Historically, Dictaphone purchased and sourced second-hand/used equipment from PBCC. The inventory purchased was in turn profitably remarketed by Dictaphone. In January 1995, the Company paid $11.2 million to PBCC for equipment that will become available to Dictaphone, principally through 1998. This amount is reflected in other assets on the combined balance sheet and will be reclassified to inventory as the related equipment is received by the
     Company. On a quarterly basis the Company evaluates the future recoverability of the remaining asset.

         The Company manufactures selected printed circuit boards for Pitney Bowes at its Melbourne, Florida facility. All printed circuit boards sold to Pitney Bowes are sold at prices substantially equivalent to those which have been or would have been realized by third parties. Although there is no obligation on behalf of Pitney Bowes for minimum order quantities, prices are guaranteed at specified levels not exceeding current prices through 1998.

         The Company earns interest income from its investment in and loans to affiliates of Pitney Bowes. Interest rates charged are reflective of market rates which would have been realized by unrelated third parties. The interest earned from these affiliates of Pitney Bowes was $1.1 million for the thirty-two week period ended August 11, 1995 and the year ended December 31, 1994.

         Certain of the Company's expenses are allocated to and from Pitney Bowes. Expenses allocated to Pitney Bowes for administrative support services relate to corporate officers' salary, rent, usage of computer systems, invoice processing and certain product refurbishment performed at the Company's Melbourne facility. Rent is allocated based on actual square footage used; computer and invoice processing is allocated based on actual computer usage; and officers' salaries are allocated based on estimated time dedicated to other divisions. Expenses allocated from Pitney Bowes consist primarily of insurance program costs, which are allocated based on loss experience and exposure. Management believes that the allocations to and from Pitney Bowes are reasonable and reflect the actual costs incurred to provide these services. Expenses of the Company allocated to Pitney Bowes totaled $.8 million for the thirty two-week period ended August 11, 1995 and $2.5 million for the year ended December 31, 1994. Expenses charged to the Company from Pitney Bowes totaled $1.2 million for the thirty-two weeks ended August 11, 1995 and $1.8 million for the year ended December 31, 1994. Management believes that, if the Company were to operate as an independent entity, the Company would expect to initially incur approximately $0.5 million per year of additional operating expenses. However, as a result of the planned transaction, Dictaphone will no longer provide the above mentioned administrative support services to Pitney Bowes. Accordingly, the related credits ($.8 million for the thirty-two week period ended August 11, 1995 and approximately $2.5 million for year
     1994) which were previously offset against operating expenses will not be generated in the future.

         The Company leases space to Pitney Bowes at its Melbourne, Florida facility. The rental rates charged to Pitney Bowes are reflective of market rates which would have been realized by unrelated third parties. The rental income associated with this arrangement is approximately $0.1 million per year pursuant to a lease expiring in the year 2000.

3.   TAXES ON INCOME

         The provision for income taxes consists of the following:

                                        YEAR ENDED      32 WEEKS ENDED
                                     DECEMBER 31, 1994  AUGUST 11, 1995
                                     -----------------  ---------------
         Current:
            Federal                       $16,164           $ 7,388
            State                           4,357             1,992
            Foreign                         1,199               548
                                          -------           -------
               Total                       21,720             9,928
                                          =======           =======

         Deferred:                          3,216             1,470
                                          -------           -------
            Total                         $24,936           $11,398
                                          =======           =======

         The reconciliation between the provision for income taxes and the provision for income taxes at the U.S. federal statutory rate is as follows:

                                        YEAR ENDED      32 WEEKS ENDED
                                     DECEMBER 31, 1994  AUGUST 11, 1995
                                     -----------------  ---------------
     PERCENT OF PRETAX INCOME
         U.S. federal statutory rate      35.0%             35.00%
         State and local income taxes      4.7%              4.55%
         Other                              .8%              0.50%
                                         ------            -------
         Effective income tax rate        40.5%             40.05%
                                         ======            =======

4.   NET STOCKHOLDERS' EQUITY

     The changes in net stockholders' equity were as follows:


                                                                    CAPITAL IN            CUMULATIVE
                                              PREFERENCE   COMMON   EXCESS OF   RETAINED  TRANSLATION
                                                STOCK      STOCK    PAR VALUE   EARNINGS  ADJUSTMENTS
                                              ---------   --------  ----------  --------  -----------

     Balance, January 1, 1994                  $   600    $  270     $113,777   $ 56,874     $3,317
     Net income                                    ---       ---         ---      33,756        ---
     Dividends paid to Pitney Bowes Inc.           ---       ---         ---     (11,460)       ---
     Translation adjustments                       ---       ---         ---         ---        967
                                               -------    ------     -------    --------     ------
     Balance, December 31, 1994                    600       270     113,777      79,170      4,284
     Net income                                    ---       ---         ---      17,059        ---
     Dividends paid to Pitney Bowes Inc.           ---       ---         ---     (12,255)       ---
     Stock transfer of Dictaphone Canada           ---       68          130         ---        ---
     Translation adjustments                       ---       ---         ---         ---      1,825
                                               -------    ------     -------    --------     ------
     Balance, August 11, 1995                  $   600    $  338     $113,907   $ 83,974     $6,109
                                               =======    ======     ========   ========     ======


5.   RETIREMENT PLANS

         The Company has several defined benefit and defined contribution pension plans covering substantially all employees worldwide. Benefits are primarily based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

         Total pension expense was $1.3 million for the year ended December 31, 1994 and $.5 million for the thirty-two week period ended August 11, 1995. Net pension expense for defined benefit plans for the year ended December 31, 1994 and thirty-two week period ending August 11, 1995 included the following components:

                                                           UNITED STATES
                                                     ---------------------------
                                                                 32 WEEKS ENDED
                                                       1994      AUGUST 11, 1995
                                                     ---------   ---------------

      Service cost -- benefits earned during period   $ 2,019      $  1,005
      Interest cost on projected benefit obligations    4,071         2,423
      Actual return on assets                             504        (6,168)
      Net (deferral) and amortization                  (5,385)        3,219
                                                      -------      --------
      Net periodic defined benefit pension expense    $ 1,209      $    479
                                                      =======      ========



                                                               FOREIGN
                                                     ---------------------------
                                                                 32 WEEKS ENDED
                                                       1994      AUGUST 11, 1995
                                                     ---------   ---------------

      Service cost -- benefits earned during period    $  119        $   80
      Interest cost on projected benefit obligations      659           417
      Actual return on assets                             608          (553)
      Net (deferral) and amortization                  (1,699)         (154)
                                                       ------        ------
      Net periodic defined benefit pension (income)    $ (313)       $ (210)
                                                       =======       ======

         The funded status at December 31, 1994 and August 11, 1995 for the Company's defined benefit plans was:

                                                          UNITED STATES
                                                    ---------------------------
                                                                32 WEEKS ENDED
                                                      1994      AUGUST 11, 1995
                                                    ---------   ---------------

      Actuarial present value of:
         Vested benefits                             $40,891        $42,212
         Accumulated benefit obligations             $43,271        $45,623
      Projected benefit obligations                  $49,178        $51,467
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:                      $50,089        $55,615
         Unrecognized net loss (gain)                    (21)        (2,835)
         Unrecognized net asset                       (2,028)        (1,832)
         Unamortized prior service costs from
           plan amendments                             1,155          1,080
                                                     -------        -------
                                                      49,195         52,028
                                                     -------        -------
      Net pension asset                              $   (17)       $  (561)
                                                     =======        =======

      Assumptions for defined benefit plans*:
      Discount rate                                     8.75%          8.75%
      Rate of increase in future compensation levels    5.75%          5.75%
      Expected long-term rate of return on plan assets  9.50%          9.50%



                                                             FOREIGN
                                                    ---------------------------
                                                                32 WEEKS ENDED
                                                      1994      AUGUST 11, 1995
                                                    ---------   ---------------

      Actuarial present value of:
         Vested benefits                             $ 7,064        $ 8,203
                                                     -------        -------
         Accumulated benefit obligations             $ 7,064        $ 8,203
                                                     -------        -------
      Projected benefit obligations                  $ 8,125        $ 9,297
                                                     -------        -------
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:                      $10,200        $11,473
         Unrecognized net loss (gain)                  1,364          1,691
         Unrecognized net asset                       (1,537)        (1,353)
         Unamortized prior service costs from
           plan amendments                               ---            ---
                                                     -------        -------
                                                      10,027         11,811
                                                     -------        -------
      Net pension asset                              $(1,902)       $(2,514)
                                                     =======        =======

      Assumptions for defined benefit plans*:
      Discount rate                                  8.5%-9.0%     7.75%-8.25%
      Rate of increase in future compensation
         levels                                           6.0%      5.5%-6.0%
      Expected long-term rate of return
         on plan assets                              9.0-10.0%      9.0%-9.5%

----------

      * Pension costs are determined using assumptions as of the beginning of the year while the funded status of the plans is determined using assumptions as of the end of the year.

6.   NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

         The Company provides certain postretirement health and life insurance benefits for employees. Full-time employees electing retirement who have attained age 60 and have at least ten years service are entitled to postretirement healthcare as provided to active employees on the date of retirement. Life insurance coverage upon retirement for employees having attained age 60 with at least 10 years of service is provided at 25% of the Company provided amount in effect on the date of retirement, to a maximum of $10,000 and a minimum of $2,500. In the first quarter of 1993, the Company announced certain changes to its health care plans, including
     plan  cost   maximums,  which  should  significantly  reduce  the  ongoing incremental impact of FAS 106 on future earnings.

         The Company's total net nonpension postretirement benefit costs for the year ended December 31, 1994 and thirty-two week period ended August 11, 1995 consisted of the following components:

                                                   DECEMBER 31,    AUGUST 11
                                                       1994          1995
                                                   ------------   -----------

     Service cost-benefits earned during the
       period                                        $  600         $  334
     Interest cost on accumulated postretirement
       benefit obligations                            1,045            529
     Net deferral                                      (905)          (729)
                                                     ------         ------
     Net periodic postretirement benefit costs       $  740         $  134
                                                     ======         ======


         The Company's nonpension postretirement benefit plans are not funded. The status of the plans was as follows:

                                                   DECEMBER 31,    AUGUST 11
                                                       1994          1995
                                                   ------------   -----------

     Accumulated postretirement benefit obligations:
         Retirees and dependents                     $ 8,425        $ 7,924
         Fully eligible active plan participants       2,533            929
         Other active plan participants                2,214          2,285
         Unrecognized net (loss) gain                  1,655          3,684
         Unrecognized prior service credit             3,407          2,881
                                                     -------        -------
     Net periodic postretirement benefit costs       $18,234        $17,703
                                                     =======        =======


         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 11.75% in 1994. This was assumed to gradually decline to 5.75% by the year 2000 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate would increase the year-end accumulated postretirement benefit obligation by $1.5 million as of December 31, 1994 and the net periodic postretirement health care cost by $0.2 million in 1994 and $0.1 million for the thirty-two week period ended August 11, 1995.

         The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligations was 8.75% for the year ended December 31, 1994 and for the thirty-two week period ended August 11, 1995.

         The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") as of January 1, 1994. SFAS 112 required that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily company provided medical benefits to disabled employees and company provided life insurance

         The effect of adopting SFAS 112 was a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes). Application of this new standard had no significant effect on the Company's expense for 1994 and the thirty-two week period ended August 11, 1995.

7.   COMMITMENTS AND CONTINGENCIES

         On February 14, 1995, Pitney Bowes Inc. filed a complaint against Sudbury Systems, Inc. in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes Inc.'s plans to sell Dictaphone. The complaint seeks damages and a declaratory judgment relating to the validity of Sudbury Systems Inc.'s claim and the alleged infringement by Dictaphone. On February 14, 1995, Sudbury Systems, Inc. filed a complaint against Dictaphone in the United States District Court for the District of Massachusetts alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is still in preliminary stages and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury. Management believes it has meritorious defenses to the complaint against Dictaphone. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes Inc. has agreed to defend this action and to indemnify
     Dictaphone for any liabilities arising from such litigation. Moreover, Pitney Bowes Inc. believes it will prevail in its actions against Sudbury Systems, Inc.

         On June 23, 1995, a complaint was filed in the United States District Court for the Northern District of Illinois by Failsafe Disk Company ("Failsafe") against the Company. The complaint alleged that the Company violated Sections 1 and 2 of the Sherman Antitrust Act (the "Sherman Act") by preventing Failsafe from selling 10 through 60 channel recording tapes which, according to the complaint, are equal in quality to and lower in price than 10 through 60 channel tapes sold by the Company and others. On July 5, 1995, the complaint was served upon the Company. The complaint sought damages of $19.2 million, subject to being trebled in accordance with the provisions of the Sherman Act, together with Failsafe's costs and expenses, including reasonable attorneys' fees. Discovery only recently commenced and the Company is not in a position to fully assess the expected outcome of this litigation, but management of the Company does not believe that it has engaged in any violations of the Sherman Act and intends to vigorously contest this litigation. Although it is not possible to predict the outcome of any litigation with any assurance, the Company does not believe this complaint is likely to have a material adverse effect on the Company's financial condition and results of operations.

         The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential cost of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $10,000 for its share of the costs of the first phase of the cleanup of the site and the Company believes that it has no continuing material liability for any later phases of the cleanup. Consequently, the Company believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify Dictaphone in connection with retained environmental liabilities and for breaches of the environmental representations and warranties, subject to certain limitations.

         The Company is a defendant in a number of additional lawsuits and administrative proceedings, none of which will, in the opinion of management, have a material adverse effect on the Company's combined financial position or results of operations.

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Dictaphone does not believe that the Sudbury and Failsafe litigations and the environmental matters described above in the aggregate, create a material loss exposure to the Company's financial position and results of operations.

8.   LEASES

         The Company leases certain factory and office facilities under lease agreements extending from three to twenty-five years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

         Future minimum lease payments for operating leases as of December 31, 1994 are as follows:

                                                   OPERATING
                                                     LEASES
                                                   ---------
         Years ending December 31:
            1995                                     $ 5,018
            1996                                       2,696
            1997                                       1,639
            1998                                         763
            1999                                         534
            Later years                                3,729
                                                     -------
                 Total minimum lease payments        $14,379
                                                     =======

         Rental expense under operating leases was $6.3 million for the year ended December 31, 1994 and $3.6 million for the thirty-two week period ended August 11, 1995.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         CASH, CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE. The carrying amounts approximate fair value because of the short maturity of these instruments.

         FOREIGN CURRENCY EXCHANGE CONTRACTS. The fair value of foreign currency exchange contracts is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, the credit worthiness of the counterparties and current foreign currency exchange rates. The fair value of such contracts was not significant at December 31, 1994.

10.  SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION

         The following are the supplemental combining statements of income and combining statements of cash flows for the year ended December 31, 1994 and thirty-two week period ended August 11, 1995.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                   SUPPLEMENTAL COMBINING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1994


                                     DICTAPHONE DICTAPHONE COMBINING
                                         U.S.     NON-U.S. ADJUSTMENTS COMBINED
                                     ---------- ---------- ----------- --------

   Revenue from:
     Sales and rentals               $224,324     $37,956   $(10,689)  $251,591
     Support services                  82,956      12,275        ---     95,231
                                     --------     -------   --------   --------
       Total revenue                  307,280      50,231    (10,689)   346,822
                                     --------     -------   --------   --------

   Cost and expenses:
     Cost of sales and rentals        109,677      19,681    (10,797)   118,561
     Selling, service and
       administrative                 130,684      24,851        ---    155,535
     Research and development          12,272         ---        ---     12,272
     Interest (income) expense, net       289      (1,338)       ---     (1,049)
                                     --------     -------   --------   --------
       Total costs and expenses       252,922      43,194    (10,797)   285,319
                                     --------     -------   --------   --------

   Income before income taxes
     and effect of a change
     in accounting                     54,358       7,037        108     61,503
   Provision for income taxes          22,344       2,533         59     24,936
                                     --------     -------   --------   --------
   Income before effect of a change
     in accounting                     32,014       4,504         49     36,567
   Effect of a change in accounting    (2,811)        ---        ---     (2,811)
                                     --------     -------   --------   --------
   Net income                        $ 29,203     $ 4,504   $     49   $ 33,756
                                     ========     =======   ========   ========

10. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994


                                                     DICTAPHONE  DICTAPHONE  COMBINING
                                                       U.S.       NON-U.S.   ADJUSTMENTS  COMBINED
                                                     ----------  ----------  -----------  --------
    Cash flows from operating activities:
      Net income                                    $   29,203    $ 4,504       $  49     $ 33,756
      Effect of a change in accounting                   2,811        ---         ---        2,811
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                    6,868      1,234         ---        8,102
        Increase (decrease) in deferred income
          taxes                                          2,216        (81)        ---        2,135
        Change in assets and liabilities:
           Accounts receivable                           3,997       (177)       (402)       3,418
           Inventories                                  (8,799)    (2,503)       (108)     (11,410)
           Other current assets                           (913)       603         (92)        (402)
           Accounts payable and accrued
             liabilities                                  (471)       153         552          234
           Advance billings                              1,656         13         ---        1,669
           Other assets and other                        1,067       (102)          1          966
                                                    ----------    -------       -----     --------
    Net cash provided by operating activities       $   37,635    $ 3,644       $ ---     $ 41,279
                                                    ----------    -------       -----     --------

    Cash flows from investing activities:
      Net investment in fixed assets                    (4,499)    (1,445)        ---       (5,944)
                                                    ----------    -------       -----     --------

    Cash flows from financing activities:
      Principal payment on capital lease
       obligations                                      (3,500)       ---         ---       (3,500)
                                                    ----------    -------       -----     --------
    Effect of exchange rate changes on cash                ---        298         ---          298
                                                    ----------    -------       -----     --------

    Net cash flow available to Pitney Bowes
      Inc.                                          $   29,636    $ 2,497         ---     $ 32,133
                                                    ==========    =======       =====     ========


10. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                   SUPPLEMENTAL COMBINING STATEMENT OF INCOME
                                 32 WEEKS ENDED
                                 AUGUST 11, 1995


                                    DICTAPHONE DICTAPHONE  COMBINING
                                       U.S.     NON-U.S.  ADJUSTMENTS  COMBINED
                                    ---------- ---------- ----------- ----------

    Revenue from:
       Sales and rentals             $130,013   $ 23,275   $ (5,196)   $148,092
       Support services                45,074      8,937        ---      54,011
                                     --------   --------   --------    --------
         Total revenue                175,087     32,212     (5,196)    202,103
                                     --------   --------   --------    --------

    Costs and expenses:
       Cost of sales and rentals       67,150     12,282     (5,164)     74,268
       Selling, service and
          administrative               77,046     16,728        ---      93,774
       Research and development         7,004        ---        ---       7,004
       Interest (income) expense-net      (24)    (1,376)       ---      (1,400)
                                     --------   --------   --------    --------
         Total costs and expenses     151,176     27,634     (5,164)    173,646
                                     --------   --------   --------    --------

    Income before income taxes         23,911      4,578        (32)     28,457
    Provision (benefit) for income
       taxes                            9,921      1,514        (37)     11,398
                                     --------   --------   --------    --------
    Net income                       $ 13,990   $  3,064   $      5    $ 17,059
                                     ========   ========   ========    ========

10. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                  SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOW
                                 32 WEEKS ENDED
                                 AUGUST 11, 1995



                                            DICTAPHONE  DICTAPHONE  COMBINING
                                                U.S.      NON-U.S.  ADJUSTMENTS  COMBINED
                                            ----------  ----------  -----------  --------

    Cash flows from operating activities:
      Net income                             $13,990      $ 3,064      $   5     $ 17,059
      Adjustments to reconcile
        income to cash provided by
        operating activities:
        Depreciation and amortization          4,069          862         ---       4,931
        Decrease in deferred income taxes        ---          ---         ---         ---
        Change in assets and liabilities:
           Accounts receivable                (1,750)         303         143      (1,304)
           Inventories                        (8,767)       1,545          32      (7,190)
           Other current assets               (9,431)        (457)        (57)     (9,945)
           Accounts payable and
             accrued liabilities               1,531          648        (123)      2,056
           Advance billings                    2,577          142         ---       2,719
           Other assets and other             (4,016)        (302)        ---      (4,318)
                                             -------      -------      ------    --------
    Cash provided by operating activities     (1,797)       5,805         ---       4,008
                                             -------      -------      ------    --------

    Cash flows from investing activities:
      Net investment in fixed assets          (4,740)        (798)        ---      (5,538)
                                             -------      -------      ------    --------

    Effect of exchange rate changes on cash      ---           77         ---          77
                                             -------      -------      ------    --------

    Cash flow available to (financed by)
      Pitney Bowes Inc.                      $(6,537)     $ 5,084      $  ---    $ (1,453)
                                             =======      =======      ======    ========

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                        THE FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Dictaphone Corporation

Our audit of the combined financial statements of Dictaphone Corporation and its affiliated Dictaphone companies referred to in our report dated May 16, 1995 appearing on page 47 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule of Dictaphone Corporation and its affiliated Dictaphone companies for the year ended December 31, 1994 listed in Item 14(A) of this Form 10-K. In our opinion, the Financial Statement Schedule of Dictaphone Corporation and its affiliated Dictaphone companies presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.



Price Waterhouse LLP

Stamford, CT
May 16, 1995

                                                                    SCHEDULE II


                             DICTAPHONE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                 BALANCE AT  CHARGED TO               BALANCE
                                  BEGINNING   COSTS AND              AT END OF
        DESCRIPTION               OF PERIOD   EXPENSES   DEDUCTIONS   PERIOD
        ------------             ----------  ----------  ----------  ----------


YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts    $1,462      $1,599      $1,722     $1,339


20 WEEKS ENDED DECEMBER 31, 1995
Allowance for doubtful accounts     1,095         785         418      1,462

32 WEEKS ENDED AUGUST 11, 1995
Allowance for doubtful accounts     1,049         618         572      1,095


YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts     2,436         (60)      1,327      1,049

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                     PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the persons who are members of the Board of Directors or were executive officers of the Company as of March 15, 1997.



NAME                                   AGE    POSITION

John H. Duerden.....................    56    Chairman, Chief Executive Officer
                                                 and President

Albert J. Fitzgibbons, III..........    51    Director

Emil F. Jachmann....................    50    Director

Stephen M. McLean...................    39    Director

Alexis P. Michas....................    39    Director

Scott M. Shaw.......................    34    Director

Peter P. Tong.......................    55    Director

Kim H. Carpenter....................    39    Vice President, Human Resources

Ronald A. Elwell....................    36    Vice President, Marketing and
                                                 Product Development

Daniel P. Hart......................    38    Vice President, General Counsel
                                                 & Secretary

Thomas C. Hodge.....................    51    Vice President, Operations
                                                 Manufacturing

Robert G. Schwager..................    43    Vice President, Sales Operations,
                                                 North America

Joseph D. Skrzypczak................    41    Vice President, Chief Financial
                                                 Officer and Director

Robert E. Trimper...................    58    Vice President, International
                                                 Operations


      The business experience of each of the directors and executive officers during the past five years is as follows:

     JOHN H.  DUERDEN  has  served as  Chairman,  Chief  Executive  Officer  and
President of the Company since August 1995. Mr. Duerden served as Joint President and Chief Operations Officer of the Reebok Brands division of Reebok International Limited, with responsibility for global sales, finance, operations and production from October 1994 to February 1995. He was a Director of Reebok International Limited from June 1991 until April 1995. Mr. Duerden was previously President of Worldwide Operations for Reebok, from January 1994 to September 1994 and, before that, President of the Reebok International Operations group of the Reebok Brands division from October 1992 until January 1994. Prior to that, Mr. Duerden was President and Chief Executive Officer of the Reebok Brands division from February 1990 to September 1992 and President of Reebok International Operations from October 1988 to February 1990. Prior to joining Reebok, Mr. Duerden was employed by Xerox Corporation for 20 years in a variety of corporate and international management positions. In February 1997, Mr. Duerden became a limited partner of Stonington Partners, L.P. ("SPLP"). Mr. Duerden is a director of Sunglass Hut International, Inc.

     ALBERT J. FITZGIBBONS, III has served as a Director of the Company since August 1995. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. ("Stonington Partners"), a position that he has held since 1993 and a Partner and a Director of Stonington Partners, Inc. II ("Stonington II"), a position he has held since 1994. Mr. Fitzgibbons has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co., since 1988. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994. Mr. Fitzgibbons is also a Director of Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Rykoff-Sexton, Inc., United Artists Theater Circuit, Inc. and a privately held company.

     EMIL F. JACHMANN has served as a Director of the Company since August 1995. Mr. Jachmann is President and Chief Executive Officer of Zen Research Inc., which develops and markets high performance optical disc drive technology, primarily advanced detection optics and chip sets. He has held these positions since January 1995. Mr. Jachmann was President of EFJ Associates from June 1994 to January 1995. From June 1991 until June 1994, he was President of the Shipping and Weighing Systems Division of Pitney Bowes. Mr. Jachmann was also President of Dictaphone Canada Ltd. from June 1990 to June 1991.

     STEPHEN M. MCLEAN has served as a Director of the Company since May 1996. Mr. McLean is a Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. McLean is also a Partner and a Director of Stonington II, a position he has held since 1994. Mr. McLean has also been a member of the Board of Directors of MLCP since 1987. He was a Partner of MLCP from 1993 to July 1994 and a Senior Vice President of MLCP from 1987 to 1993. Mr.McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1987 to 1994. Mr. McLean is a Director of CMI Industries, Inc., Packard BioScience Company, Pathmark Stores, Inc. and Supermarkets General Holdings Corporation and several privately held companies.

     ALEXIS P. MICHAS has served as Director of the Company since August 1995. Mr. Michas is a Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. Michas is also a Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989. He was a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994 and a Director in the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1991. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Goss Graphics Systems, Inc., Pathmark Stores, Inc., Packard BioScience Company, Supermarkets General Holdings Corp. and several privately held companies.

     SCOTT M. SHAW has served as a Director of the Company since August 1995. Mr. Shaw is a Principal of Stonington Partners, a position that he has held since 1993. Mr. Shaw was an Associate of MLCP from 1991 to July 1994 and an Analyst of MLCP from 1986 to 1989. Mr. Shaw was also a Vice President of the Investment Banking Division of Merrill Lynch & Co. from January to July 1994, an Associate of the Investment Banking Division of Merrill Lynch & Co. from 1991 to 1994, and an Analyst of the Investment Banking Division of Merrill Lynch & Co. from 1986 to 1989. Mr. Shaw is also a Director of United Artists Theater Circuit, Inc.

     PETER P. TONG has served as a Director of the Company since February 1997. Mr. Tong is a Private Investor. From January 1996 to May 1996, Mr. Tong served as the Co-President of Marquette Electronics, Inc., a manufacturer of medical equipment. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation. Mr. Tong is also a Director of Marquette Electronics, Inc. and is also on the Boards of Directors of several privately held companies.

      KIM H. CARPENTER has served as the Vice President, Human Resources for Dictaphone Corporation since October 1991. Ms. Carpenter joined Pitney Bowes in March 1984, where she held positions of increasing responsibility in the Human Resources function within Pitney Bowes Mailing Systems in employee relations, Pitney Bowes Corporate in Human Resources Planning and Development, and the Copier Systems Division with full human resources support accountability, first as the Director of Human Resources in July 1989 and then as Vice President of Human Resources in January 1991.

      RONALD A. ELWELL has served as Vice President, Marketing and Product Development for the Company since April 1996 and served as Vice President, Product Development and Engineering for Dictaphone from January 1996 to April 1996. Mr. Elwell joined Dictaphone Corporation in December 1983. Since that time he has held various positions of responsibility with Dictaphone. Mr. Elwell served as District Manager in Harrisburg, Pennsylvania from 1988 to 1992 and served as General Manager of Dictaphone Canada from 1992 to November 1995. From November 1995 to January 1996, he was a Vice President in the Company's Marketing department.

     DANIEL P. HART has served as Vice President, General Counsel and Secretary of the Company since November 1995. From 1993 to 1994, Mr. Hart served as General Counsel of Brooke Group Ltd. and certain of its affiliates and from 1988 to 1993 served as Associate General Counsel of such companies. Mr. Hart was a consultant and private investor from 1994 to 1995.

     THOMAS C. HODGE has served as Vice President, Operations Manufacturing for the Company's facility in Melbourne, Florida since June 1989. Prior to June 1989, he held various positions throughout the manufacturing facility. Mr. Hodge joined Dictaphone Corporation in October 1978, as the Production Control Manager.

     ROBERT G. SCHWAGER has served as Vice President, Sales Operations, North America since October 1995 and served as Vice President, Sales for
Communications Recording Systems from February 1994 to October 1995. Mr. Schwager joined Dictaphone Corporation in 1978 as a Sales Representative in the Milwaukee District Office. He progressed through various sales management positions to that of Regional Sales Vice President in 1988. In 1989, Mr. Schwager joined the Company's headquarters staff as the Vice President, Marketing. Mr. Schwager was also responsible for the Company's international operations from September 1992 to March 1996.

      JOSEPH D. SKRZYPCZAK has been a Director of the Company since August 1995. Mr. Skrzypczak has served as Vice President and Chief Financial Officer for Dictaphone Corporation since May 1994. While serving in such capacity at Pitney Bowes, his responsibilities covered Pitney Bowes Office Systems, which included the Company, Copier Systems, and Facsimile Systems, in which capacity he was directly responsible for all financial and administrative activities of the Company. In May 1989, Mr. Skrzypczak was appointed Vice President, Finance, Facsimile Systems, from which time his role expanded to include finance responsibilities for Copier Systems and Dictaphone. Mr. Skrzypczak joined Pitney Bowes in 1981 and held various management positions. Prior to joining Pitney Bowes, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

     ROBERT E. TRIMPER has been the Company's Vice President, International Operations since March 1996. From 1991 to 1996, Mr. Trimper served as President of Middle East and Africa operations for Xerox Corporation. Mr. Trimper served in various other management capacities within Xerox Corporation prior to 1991.

     Messrs. Fitzgibbons, Michas and Shaw serve as members of the Audit Committee and the Compensation Committee (the "Compensation Committee"). Each of Messrs. Fitzgibbons, Michas, McLean and Shaw is an employee of Stonington Partners and serves on the Board of Directors of the Company as a representative of Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington").

     The Company's directors are elected to serve until their successors have been elected and qualified. Other than Mr. Jachmann who received a $25,000 fee, in 1996 no member of the Board received any retainder or meeting fees. All members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in connection with meeting attendance. Each officer of the Company serves at the pleasure of the Board of Directors, subject the terms of any existing employment agreement.

      There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's President and Chief Executive Officer during 1996 and the four other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "named executives") during 1996.

                                SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                   ----------------------------------------  ----------------------------
                                                                               AWARDS         PAYOUTS
                                                                             -----------   --------------
                                                                             SECURITIES      LONG-TERM
    NAME A                                                   OTHER ANNUAL    UNDERLYING    INCENTIVE PLAN     ALL OTHER
PRINCIPAL POSITION            YEAR SALARY($)   BONUS ($)    COMPENSATION($)  OPTIONS (#)     PAYOUTS ($)   COMPENSATION ($)
------------------            ---- ---------   ---------    ---------------  -----------   --------------  ----------------

John H. Duerden,              1996 $660,000    $660,00        $108,407(3)           --           --          $142,024(4)
 Chairman, President          1995  373,154     327,250(2)     100,390(3)      210,000           --                33
 and Chief Executive
 Officer(1)

Robert G. Schwager,           1996  184,377     106,933             --(3)           --          --                100(4)
 VP Sales Operations North    1995  168,486     106,811(2)       1,940(3)       45,000(5)       --                100
 America                      1994  154,700      82,500             --           1,000(6)       --                100

Robert Trimper, (7)           1996  188,666     141,918(8)          --(3)       30,000          --                334(4)
 VP International Operations

Joseph D. Skrzypczak,         1996  167,607     140,791         11,828(3)           --          --             15,365(4)
  VP, Chief Financia1         1995  149,317     118,864(2)      20,873(3)       45,000(5)       --             26,080
  Officer                     1994  135,553      82,600             --           1,200(6)       --              1,699

Karen M. Garrison,(9)         1996  157,154     100,116         15,292(3)           --          --             19,305(4)
  VP Customer Service         1995  124,592      87,570(2)      22,645(3)       45,000(5)       --             99,734
                              1994  103,769      56,100             --           1,000(6)       --                878




(1) Mr. Duerden became Chairman, Chief Executive Officer and President of the Company on August 11, 1995.

(2) Includes bonus amounts paid by Pitney Bowes in the following amounts: Mr. Duerden -- $0; Mr. Schwager -- $85,300; Mr. Skrzypczak -- $49,500; and Ms. Garrison -- $58,400.

(3) The amounts reported in this column for 1996 for each of Messrs. Duerden and Skrzypczak and Ms. Garrison and the amounts reported in this column for 1995 for each of Messrs Schwager and Skrzypczak and Ms. Garrison reflects tax gross ups made by the Company. The amounts reported in this column for Mr. Duerden in 1995 includes $80,084 in relocation expenses and $20,306 of tax gross ups. The aggregate value of the perquisites and other personal benefits received by each of Messrs. Duerden, Schwager, Trimper, Skrzypczak and Ms. Garrison in 1996 and each of Messrs. Schwager and Skrzypczak and Ms. Garrison in 1995 have not been reflected because the amount was below the Securities and Exchange Commission's (the "Commission") threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(4) The compensation reflected in this column for 1996 is comprised of Company contributions to the Company's Savings with Extra Earning Potential Plan, supplemental contributions under supplemental benefits arrangements and Company paid life insurance premiums. Specifically, these amounts for fiscal 1996 were $0, $121,226 and $20,798 for Mr. Duerden; $0, $0 and $100 for Mr. Schwager; $0, $0 and $334 for Mr. Trimper; $1,209, $14,056 and $100 for Mr. Skrzypczak; and $925, $18,280 and
     $100 for Ms. Garrison.

(5) The number of options granted in 1995 varies from the numbers presented in the Company's Annual Report on Form 10-K for 1995 as a result of the forfeiture after March 31, 1996 of certain of the options which had been granted to the name executives under the Pitney Bowes Stock Option Plan.

(6) These options were granted in fiscal 1994 to the named executives pursuant to the Pitney Bowes Stock Option Plan. Options vest automatically over a three-year period in one-third increments and are subject to forfeiture. No options were granted by the Company in 1994 with respect to its Common Stock.

(7)  Mr. Trimper became an executive officer of the Company in March 1996.

(8)  Includes a special one-time sign on bonus in the amount of $50,000.

(9)  Ms. Garrison resigned from the Company on January 31, 1997.


STOCK OPTION GRANTS

       The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1996 to each of the named executives. No stock appreciation rights were granted during 1996.

                                 OPTION GRANTS IN 1996

                                   INDIVIDUAL GRANTS


                                                                        POTENTIAL REALIZABLE VALUE
                                                                            AT ASSUMED ANNUAL
                      NUMBER OF   PERCENT OF                               RATES OF STOCK PRICE
                      SECURITIES  TOTAL OPTIONS                              APPRECIATION FOR
                      UNDERLYING  GRANTED TO    EXERCISE                      OPTION TERM(3)
                      OPTIONS     EMPLOYEES IN  PRICE ($/  EXPIRATION   --------------------------
NAME                  GRANTED(#)      1996(1)   HARE)(2)     DATE         (5%)              (10%)
----                  ----------  ------------  ---------  ---------    --------          --------
John H. Duerden....         --         --          --          --             --                --
Robert G. Schwager.         --         --          --          --             --                --
Robert Trimper.....     30,000        34%        $10.00     03/01/05    $488,688          $778,123
Joseph D. Skrzypczak        --         --          --          --             --                --
Karen Garrison.....         --         --          --          --             --                --



(1) The Company granted options to purchase a total of 89,000 shares of Common Stock in 1996.

(2) Each of the Company's stock options were granted at the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1996 was $10.00 (as determined by the Company's Board of Directors).

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of the underlying common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(4) One-half of the options granted vest automatically over a five year period and, of the other half, 10% vested on April 15, 1996 and the remaining will become eligible for vesting as to an additional 20% on each of April 15, 1997, 1998, 1999 and 2000, if the Company attains certain predetermined financial performance goals.


OPTION EXERCISES AND YEAR-END VALUE TABLE

       The following table sets forth information regarding the exercise of stock options during fiscal 1996 and the number and year end value of unexercised options held at December 31, 1996 by each of the named executives. No stock appreciation rights were exercised by the named executives during fiscal 1996.

                   AGGREGATE OPTION EXERCISES IN FISCAL 1996
                         AND FISCAL 1996 OPTION VALUES

                                                                             VALUE OF UNEXERCISED
                                                   NUMBER OF SECURITIES        IN-THE-MONEY(1)
                       SHARES                     UNDERLYING UNEXERCISED          (OPTIONS)
                       ACQUIRED ON  VALUE        OPTIONS AT FISCAL YEAR-END  AT(FISCAL YEAR-END ($)
NAME                   EXERCISE (#) REALIZED ($) EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----                   ------------ ------------ -------------------------- -------------------------
John H. Duerden.......       --            --         27,300/182,700(2)           $0/$0(5)
Robert G. Schwager....       --            --           3,616/344(3)          70,175/5,031(6)
                                                     5,850/39,150(2)             0/0(5)
Robert E. Trimper.....       --            --          2,400/27,600(2)             0/0(5)
Joseph D. Skrzypczak..    2,150       $32,759            1,600/400(3)          21,950/6,025(6)
                                                      5,850/39,150(2)             0/0(5)
Karen M. Garrison.....       --            --             3,066/334(3)         59,591/5,031(6)
                                                     5,850/39,150(2)(4)           0/0(5)



(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options.

(2)  Represents  options  granted  under the Company's  Management  Stock Option
     Plan.

(3) Represents options granted under the Pitney Bowes Stock Option Plan during the period 1985 through 1996. The numbers have been adjusted to give effect to the 1986 and 1992 two-for-one stock splits of Pitney Bowes stock.

(4) In connection with her resignation on January 31, 1997, all of Ms. Garrison's options to purchase Common Stock were forfeited and cancelled.

(5) The amounts set forth represent the difference between $10.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1996 (as determined by the Board of Directors), and the exercise price of the option, multiplied by the applicable number of options.

(6) The amounts set forth represent the difference between $54.75 per share, the fair market value of Pitney Bowes common stock issuable upon exercise of options at December 31, 1996 and the exercise price of the Pitney Bowes option, multiplied by the applicable number of options.

PENSION PLANS

       The Company currently maintains a non-contributory pension plan for all employees (the "Pension Plan"). As of December 31, 1996, the estimated pension benefits payable to the named executives are as set forth below. The Pension Plan provides monthly benefits at age 65 equal to the sum of (i) for service before January 1, 1988, 0.75% of the participant's average annual earnings from 1983 through 1987 up to $18,000 plus 1.25% of the participant's average annual earnings from 1983 to 1987 above $18,000 multiplied by the participant's years of credited service before January 1, 1988 and (ii) for each year of service after January 1, 1988, 1% of the participant's annual earnings for each year up to the Social Security Wage Base (as defined) for that year plus 1.5% of annual earnings above the Social Security Wage Base for that year. Annual earnings includes overtime pay, incentive pay and bonuses, but excludes reimbursements or other expense allowances, fringe benefits or moving expenses. Employees' pension rights vest after five years of service. Benefits are also available under the Pension Plan upon early or deferred retirement. The projected annual benefit under the qualified pension plan at age 65 assuming no future increases in pay, the social security wage base and Internal Revenue Code (the "Code") Section
401(a)(17) limits and with no provision for the Supplemental Executive Retirement Plan ("SERP") for the named executives is as follows: Mr. Duerden - $21,302; Mr. Schwager - $70,884; Mr. Trimper - $15,492; Mr. Skrzypczak - $51,288; and Ms. Garrison - $47,876. The projected annual benefit under the qualified pension plan at age 65 assuming a 3% future increase in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP for the named executives is as follows: Mr. Duerden -$24,485; Mr. Schwager - $88,920; Mr. Trimper - $17,012; Mr. Skrzypczak - $73,346; and Ms. Garrison - $58,028.

       The following table sets forth the estimated annual benefits, based on the indicated credited years of service and the indicated average compensation used in calculating benefits, assuming a normal retirement at age 65, no future increases in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP implemented by the Company.

                              RETIREMENT PLAN TABLE

                                               YEARS OF SERVICE
                               -------------------------------------------------

AVERAGE ANNUAL  COMPENSATION     15        20        25        30         35
----------------------------    ----      ----      ----      ----       ----
$   125,000.................   $23,422   $31,230   $39,038   $46,846    $54,654
    150,000.................    29,047    38,730    48,413    58,096     67,779



SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

       The Company adopted the SERP for certain executive officers during the first quarter of 1997 with benefits being determined on a retroactive basis as of January 1, 1996. Benefits under the SERP accrue without regard to limitations imposed by Code Sections 401(a)(17) and 415 and are offset by any benefit accrued under the Pension Plan. Participants rights vest after five years of service.

EMPLOYMENT AND CONSULTING AGREEMENTS

       On August 9, 1995, the Company entered into an employment agreement with John Duerden pursuant to which Mr. Duerden agreed to serve as Chairman, President and Chief Executive Officer of the Company for an initial employment term of two years (which term is automatically extended for additional two-year terms unless affirmatively terminated by either the Company or Mr. Duerden). Pursuant to an amendment to Mr. Duerden's employment agreement, dated January 1, 1997 (as amended, the "Employment Agreement"), effective as of such date his annual base salary was increased to $995,000. In addition, Mr. Duerden is eligible to receive an annual cash bonus ranging from $497,500 to $995,000 based upon the attainment of certain personal and budgeted performance objectives for the Company as determined by the Board of Directors.

       Mr. Duerden's Employment Agreement also provides that if he terminates his employment without Good Cause (as defined therein) he will not, for two years either (i) directly or indirectly, in any capacity, engage or participate in, or become employed by or under advisory or consulting or other services in connection with any Prohibited Business (as hereinafter defined) or (ii) make any financial investment, whether in the form of equity or debt, or own any interest, directly or indirectly, in any Prohibited Business. Notwithstanding the foregoing, Mr. Duerden is not restricted from making any investment in any company whose stock is listed on an American securities exchange or actively traded in the over-the-counter market and has sales in excess of $500 million; provided that (i) such investment does not give Mr. Duerden the right or ability to control or influence the policy decisions of any Prohibited Business, and
(ii) such investment does not create a conflict of interest between Mr. Duerden's duties under the Employment Agreement and his interest in such investment. For purposes of the Employment Agreement "Prohibited Business" means any dictation product or communications recording systems business located within, or providing service to any area located within, any state or other jurisdiction to which the Company (or any of its subsidiaries) provides dictation products or communications recording systems services, or located within, or providing service to any area located within, any other area within the United States.

       Pursuant to the Employment Agreement, if Mr. Duerden is terminated by the Company without Cause or if he resigns for Good Reason (as defined therein), Mr. Duerden is entitled to receive a lump sum payment equal to two times his base salary. Mr. Duerden is not entitled to receive severance in connection with a termination for Cause or resignation for other than Good Reason. Upon a termination of employment due to death or Disability (as defined therein), the Company is required to pay Mr. Duerden or his estate, as the case may be, an amount equal to the sum of the accrued annual base salary as of the date of death or Disability and the accrued unpaid annual bonus, if any, for the fiscal year prior to the date of death or Disability and a pro-rata portion of the annual bonus accrued to the date of such death or Disability.

       Mr. Duerden's Employment Agreement also includes a provision requiring the Company to establish an annual deferred annuity bonus arrangement (the "Deferred Annuity Bonus Arrangement") on his behalf. The Company finalized the Deferred Annuity Bonus Arrangement in February 1997. The intended annual benefit to Mr. Duerden under the terms of the Deferred Annuity Bonus Arrangement is an amount which is estimated to be equal to two-thirds of his average base salary over the final three years of his employment (reduced by amounts receivable by him from certain other pensions, profit sharing accounts and Social Security). Benefits under the Deferred Annuity Bonus Arrangement are payable to Mr. Duerden annually and are to be utilized by him for the purchase of an annuity contract chosen and owned by him. As the owner of the annuity contract, Mr. Duerden has the sole power to direct the investment funds held. The actual benefits under the annuity contract are dependent upon Mr. Duerden's investment decision. Mr. Duerden's entitlement to benefits under the Deferred Annuity Bonus Arrangement vest in increments of one-twelfth for each full year of employment from his date of hire.

       As part of his employment arrangement, Mr. Duerden agreed to purchase 70,000 shares of the Company's Common Stock. Mr. Duerden purchased such shares on August 11, 1995 with funds provided by the Company pursuant to an interest-bearing non-recourse loan in the amount of $350,000. Mr. Duerden also received 210,000 options under the Plan (as hereinafter defined). See "Management Stock Option Plan". The 1995 options granted to, and Common Stock purchased by, Mr. Duerden are subject to the same conditions as apply to other Management Investors (as hereinafter defined), as described in "Stockholders Agreement" (as hereinafter defined). Pursuant to the January 1, 1997 amendment to the Employment Agreement, the Company agreed to grant Mr. Duerden an additional 325,000 stock options which are to vest in one-third increments on the first three anniversaries of the date of grant. These new options, which have an exercise price of $10.00 per share, are subject to the Plan.

       The Company has entered into a letter employment agreement with each of Messrs. Schwager, Skrzypczak and Trimper. The agreements have no fixed term of employment. Upon an involuntary termination of employment by the Company for any reason other than for Cause (as defined therein) or for Substantial Underperformance (as defined therein), Mr. Schwager is entitled to receive salary continuation for a minimum of one year after such termination of employment. After the conclusion of the first year of salary continuation, if Mr. Schwager has not secured other employment, the Company has agreed to extend, for a maximum of 12 additional months, such salary continuation on a month-by-month basis as long as Mr. Schwager, using reasonable efforts, has not secured other employment. In lieu of the foregoing, in the event of a termination for any reason other than for Cause, Mr. Skrzypczak is entitled to receive severance in an amount equal to two years' base salary, payable in a lump sum, and Mr. Trimper is entitled to receive severance in an amount equal to up to two years' base salary, payable in accordance with the Company's existing payroll practices except in the event that it is determined that severance will not continue beyond twelve months in which event severance will be paid in a lump sum. In addition, if Mr. Trimper's employment is terminated without cause, he is also entitled to receive any earned and unpaid annual bonus amounts.

       Each of Messrs. Schwager, Trimper and Skrzypczak are also entitled to receive outplacement services and are entitled to participate in medical, dental and life insurance plans, under the same terms and conditions as when they were employed by the Company, until the earlier of the commencement of employment with a subsequent employer or the twelve month anniversary of the date of termination of employment. Each of Messrs. Schwager, Trimper and Skrzypczak are also entitled to an additional six-month period of medical insurance coverage as required under Section 4980B of the Code.

       The Company has entered into a supplemental compensation agreement with Mr. Skrzypczak. The agreement provides benefits under a supplemental executive retirement arrangement without regard to any limitations under Code Sections 401(a)(17) and 415 and will be reduced by amounts receivable by Mr. Skrzypczak from certain other pensions. Mr. Skrzypczak is 100% vested in his benefits under this arrangement.

       In November 1995, the Company entered into a consulting agreement with Mr. Jachmann, a director of the Company. Pursuant to the terms of the agreement, Mr. Jachmann agreed to act as a consultant to the Company for an original term of one year, August 11, 1995 through August 11, 1996. Although a new consulting agreement has not been executed, the Company has continued to utilize Mr. Jachmann's services on a month-by-month basis. In consideration for his consulting services, Mr. Jachmann receives $3,000 per day. During 1996, Mr.
Jachmann was paid $64,250 for consulting services.   Mr. Jachmann also received
$25,000 for services as a Director.


MANAGEMENT STOCK OPTION PLAN

       On August 11, 1995, the Company adopted the Management Stock Option Plan, which was amended on April 27, 1996 (collectively, the "Plan"), pursuant to which officers, key employees and non-employee directors of the Company (the "Participants") may be granted options to purchase shares of Common Stock. The Committee has the discretion to select those to whom options are granted (from among those eligible) and to determine the exercise price, the duration and other terms and conditions of the options. The Compensation Committee has the authority to interpret and construe the Plan and any interpretation or construction of the provisions of the Plan or of any options granted under the Plan by the Committee are final and conclusive.

       The Plan provides that one-half of the options granted in any one option grant will vest automatically over a five-year period (20% of the options vesting each year) (the "Service Options") and the remaining options will vest as to specified percentages over a five-year period based on predetermined financial performance goals (the "Performance Options"). As to all outstanding Performance Options, 10% were eligible for vesting on April 15, 1996, and the remaining options become eligible for vesting as to an additional 20% on each of April 15, 1997, 1998, 1999 and 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001, or, in any case, no later than August 11, 2005, provided that the applicable Participant continues to be employed or continues as a member of the Board. Based on the Company's 1995 performance, the Company's Board of Directors determined that 60% of the Performance Options eligible for vesting on April 15, 1996 would vest. Performance options which are not vested on each of the April 15 vesting dates remain eligible for future vesting by the Board if the Company reaches certain enterprise values. In the event of a Sale or an IPO (as defined therein) of the Company prior to August 11, 2000, all outstanding Service and Performance Options will become immediately vested and exercisable prior to the effective date of such Sale or IPO and appropriate provisions will be required to be made by the Company to permit the holders of options to realize the value of his or her options in connection with such Sale or

IPO to the same extent as if he or she had exercised such options in full immediately prior to the effective date of such Sale or IPO and participated therein.

       The terms and conditions of an option grant are set forth in a related option agreement (the "Option Agreement"). Options granted under the Plan will terminate upon the earliest to occur of (a) the tenth anniversary of the date of the Option Agreement; (b) the date on which the Company acquires any shares of Common Stock or options held by the Participant in connection with the exercise of a Put or Call Right (as defined in the Stockholders Agreement); (c) the six-month anniversary of the date of death of the Participant; (d) unless otherwise provided in an agreement between the Participant and the Company, the thirty-day anniversary of the date of the Participant's Retirement or Disability (as defined therein); and (e) immediately upon a Participant's termination of employment or directorship other than due to death, Retirement or Disability; provided that the term of the option may be extended in the event of a termination of an option under (c), (d) or (e) above if the Participant exercises a Put Right prior to the time the option would otherwise terminate under (c), (d) or (e) above and a Restriction (as defined in the Stockholders Agreement) prevents the Company from purchasing the options pursuant to the Put Right. Payment of the option exercise price may be made in cash or Common Stock which has been held by the Participant for more than six months. The Board or Compensation Committee may also, in its sole discretion, cancel the vested portion of an option or options held by a Participant whose employment or directorship has terminated in exchange for a cash payment equal to the excess of the Fair Value Price (as defined in the Plan) of the option over the option exercise price, multiplied by the number of shares of Common Stock subject to such cancelled options, or may cancel any outstanding options in exchange for a cash payment to a Participant equal to the excess of the fair market value of the consideration received for Stonington Shares by the Stonington Investor (each as defined in the Stockholders Agreement) in any sale of all of the then issued and outstanding Stonington Shares over the exercise price of the option multiplied by the number of shares of Common Stock subject to such cancelled options.

       The maximum number of shares of Common Stock that are available for options under the Plan is currently 850,000 shares; the Company intends, however, to amend the Plan to accommodate the additional options granted to Mr. Duerden pursuant to the terms of his amended Employment Agreement. See "-- Employment and Consulting Agreements". If options granted under the Plan expire or terminate without having been exercised in full or cancelled in exchange for a cash or other payment, the shares covered by such option will again be available for grant under the Plan. In the event of the declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of Common Stock or like event, the number or character of the shares subject to the option or the exercise price of any option may be appropriately adjusted as deemed appropriate by the Compensation Committee.

       The Plan terminates upon, and no options may be granted after, August 11, 2005, unless the Plan has sooner terminated due to grant and full exercise or cancellation of options covering all the shares available for grant under the Plan. The Board may at any time amend, suspend or discontinue the Plan; provided, however, that the Board may not alter, amend, discontinue or revoke or otherwise impair any outstanding options granted under the Plan and which remain unexercised in a manner adverse to the holders of the options, except if the written consent of such holder is obtained.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       The following sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 1997, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all executive officers and directors of the Company, as a group.

                                                   AMOUNT AND NATURE
NAME AND ADDRESS                                     OF BENEFICIAL    PERCENTAGE
OF BENEFICIAL OWNER                                  OWNERSHIP (1)     OF CLASS
-------------------                                -----------------  ----------

Stonington Capital Appreciation 1994 Fund, L.P.(2)     9,303,000        98.3%
   767 Fifth Avenue
   New York, New York 10153
John H. Duerden(3)............................            97,300         1.0
Robert G. Schwager(3).........................            20,850          *
Joseph D. Skrzypczak(3).......................            20,850          *
Robert E. Trimper(3)..........................            14,550          *
Albert J. Fitzgibbons(4)......................         9,303,000         98.3
Emil F. Jachmann(3)...........................            10,000          *
Alexis P. Michas(4)...........................         9,303,000         98.3
Stephen M. McLean(4)..........................         9,303,000         98.3
Peter P. Tong.................................                --          --
Scott M. Shaw.................................                --          --
Karen M. Garrison.............................                --          --
  Directors and executive officers as a
     group ((15) persons)(4)(5)                        9,524,310        100.0%


* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)  Beneficial  ownership  is  determined  in  accordance  with the  rules  and regulations of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of any other person. Except as indicated in the footnotes to this table, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Stonington is the record holder of 9,153,000 shares, or 96.4%, of Common Stock. Stonington also controls, but disclaims beneficial ownership of, an additional 150,000 shares purchased by an institutional investor, pursuant to the Stockholder Agreement. Stonington is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners. SPLP, a Delaware limited partnership, is the general partner of Stonington with a 1% economic interest in Stonington. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II, a Delaware corporation, is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interest, Stonington II disclaims beneficial ownership of the shares set forth above. The limited partners of SPLP are certain current and former employees of Stonington Partners, entities controlled by certain employees of Stonington and individuals with special relationships to portfolio companies of Stonington.

     Pursuant to a management agreement with Stonington, Stonington Partners has full discretionary authority with respect to the investments of Stonington, including the authority to make and dispose of such investments. Stonington Partners disclaims beneficial ownership of the shares set forth above. The address of each of the entities and individuals listed in this footnote is c/o Stonington Partners, Inc., 757 Fifth Avenue, New York, New York 10153.

(3) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 15, 1997, as follows: Mr. Duerden - 27,300 shares; Mr. Schwager - 5,850 shares; Mr. Trimper - 4,550 shares; Mr. Skrzypczak - 5,850 shares; and Mr. Jachmann - 10,000 shares. Mr. Duerden is a 3.1% limited partner of SPLP.

(4) The shares indicated as owned beneficially by Messrs. Fitzgibbons, Michas and McLean are owned or controlled by Stonington and are included because of their ownership of stock in Stonington Partners and Stonington II. Messrs. Fitzgibbons, Michas and McLean disclaim beneficial ownership of such shares.

(5) Includes 73,610 shares of Common Stock subject to options granted under the Plan which are currently exercisable or vest within 60 days of March 15, 1997.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


MANAGEMENT INVESTMENT AND MANAGEMENT LOANS

       In connection with the Acquisition, the Company sold 197,000 shares of Common Stock to certain key members of the Company's Management, including Messrs. Duerden, Schwager and Skrzypczak and Ms. Garrison for $1,970,000 (the "Management Placement"). The Company financed $1,273,000 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate (as defined) plus 2.75% in effect for the Revolving Credit Facility under the Credit Agreement. Interest is due annually starting in 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to the Stockholders Agreement. The name of each executive officer of the Company who participated in the Management Placement whose indebtedness to the Company exceeds $60,000 is listed below: Mr. Duerden -- $350,000; Mr. Schwager -- $140,000; Mr. Skrzypczak -- $95,600; Ms. Garrison -- $123,154;
and  Ms. Carpenter  --  $68,211.   In connection with Ms. Garrison's resignation
from the Company on January 31, 1997, the Company repurchased all of her shares of Common Stock and all amounts borrowed by Ms. Garrison in the Management Placement were repaid.

       In connection with Mr. Trimper's employment arrangement, the Company sold Mr. Trimper 10,000 shares of Common Stock pursuant to the Management Placement.


STOCKHOLDERS AGREEMENT

       The Company, Stonington, each of the institutional investors who purchased $15 million of the Company's 14% Pay-in-Kind Perpetual Preferred Stock ("Pay-in-Kind Preferred Stock"), together with warrants to purchase 350,000 shares of Common Stock (the "Warrants") or $1.5 million of the Company's Common Stock (the "Equity Private Placement"), and each of Messrs. Duerden, Schwager, Trimper and Skrzypczak and Ms. Garrison (each a "Stockholder") entered into a stockholder agreement (the "Stockholders Agreement"), which contains, among other terms and conditions, provisions relating to voting rights, certain restrictions with respect to the transfer of Common Stock, Pay-in-Kind Preferred Stock and Warrants by certain parties thereunder, certain rights related to puts and calls and certain registration rights granted by the Company with respect to shares of Common Stock.

       Pursuant to the terms of the Stockholders Agreement, Stonington controls the votes of the Common Stock purchased in the Equity Private Placements. Under the Stockholders Agreement, Stonington also has the right to designate at any time and from time to time at least three Directors of the Company and has the right to remove such designees at any time and from time to time and each of the Stockholders have agreed to vote in favor of such designation or removal of such Directors. The Company currently has eight Board members.

       Pursuant to the terms of the Stockholders Agreement, in the event that Stonington proposes to sell securities which, in the aggregate, represent 30% or more of the Common Stock on a fully diluted basis to a third party which is not, and following such sale will not be, an affiliate of Stonington, the Institutional Investors (as defined in the Stockholders Agreement) and the Management Investors (as defined in the Stockholders Agreement) will have the right to elect to participate in such sale with respect to a certain number of shares of Common Stock. In the event that Stonington proposes to sell securities which, in the aggregate, represent 30% or more of the Common Stock on a fully diluted basis to a third party which is not, and following such sale will not be, an affiliate of Stonington, Stonington has the right to require each Management Investor, Institutional Investor and such other stockholders who have agreed to be bound to the Stockholders Agreement to participate in such sale with respect to a certain number of shares of Common Stock.

       Management Investors are not permitted to sell or transfer Common Stock, other than to Permitted Transferees (as defined in the Stockholders Agreement) (i.e., family members and, upon the death of a Management Investor, to his or her estate or executors), prior to the occurrence of the earlier of August 11, 2000 and an IPO (as defined in the Stockholders Agreement). Following an IPO, a Management Investor may transfer shares in accordance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or pledge shares to a financial institution, subject to applicable Securities Act restrictions. On or after August 11, 2000, if an IPO has not occurred, Management Investors are permitted to sell Common Stock to third parties after first giving the Company and the other Management Investors a right of first refusal for the same number of shares of Common Stock at the same price.

       Institutional Investors are permitted to sell or transfer Common Stock, other than to an Affiliate (as defined in the Stockholders Agreement), prior to the occurrence of an IPO. Following an IPO, the Institutional Investors will, with certain limited exceptions, generally be permitted to sell or transfer Common Stock subject to applicable Securities Act restrictions. The Pay-in-Kind Preferred Stock and Warrants are subject to transfer restrictions as set forth in the Stockholders Agreement.

       Prior to an IPO, the Company will have the right to require a Management Investor to sell his or her shares of Common Stock and Options upon a termination of employment for any reason. Such right will be exercisable within a period of one year after the date of termination of employment (or within a period of six months in the event of a termination of employment due to death) at a price per share equal to the higher of Fair Value Price (as defined in the Stockholders Agreement) or the original per share purchase price of a share of Common Stock and at a price per Option equal to the difference between the Fair Value Price or the original per share purchase price of the shares of Common
Stock covered by such Option and the exercise price of the shares of Common Stock covered by such Option, multiplied by the number of shares of Common Stock covered by the Option. Prior to an IPO, the Management Investor will have the right to require the Company to purchase his or her shares of Common Stock or Options upon termination of employment due to death, Disability, Retirement or Involuntary Termination (as defined therein). Such a right will be exercisable within a period of 180 days after the date of termination of employment due to death, Disability, Retirement or Involuntary Termination (a) at a price per share of Common Stock equal to the Fair Value Price of a share of Common Stock; provided, however, that upon a termination of employment due to death, Disability or Retirement, the purchase price per share will be equal to the greater of (x) the Fair Value Price and (y) the original purchase price plus interest at the Adjusted Eurodollar Rate plus 2.75%, minus the Applicable Pricing Discount (as defined in the Credit Agreement) as of the date of such death, Disability or Retirement) (in either case, the "Put Price"); and (b) at a price per Option equal to the difference between the Put Price of the shares of Common Stock covered by such Option and the exercise price of the shares of Common Stock covered by such Option, multiplied by the number of shares of Common Stock covered by the Option.

       Stockholders are, subject to certain limitations, entitled to register shares of Common Stock in connection with a registration statement prepared by the Company to register Common Stock. Stonington has the right to require the Company to take such steps as necessary to register all or part of the Common Stock held by Stonington under the Securities Act pursuant to the provisions of the Stockholders Agreement. The Stockholders Agreement contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted by parties thereunder in connection with the registration of Common Stock subject to such agreement.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    1.   FINANCIAL STATEMENTS

            The financial statements are included in Part II, Item 8 of this Report.

       2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED

            Schedule II "Valuation and Qualifying Accounts" is included in Part II, Item 8 of this Report.

(B) Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1996.

(C)    Index to Exhibits.

       The following is a list of all Exhibits filed as part of this Report:

EXHIBITS                              DESCRIPTION
--------                              -----------

  2.1 -- Stock and Asset Purchase Agreement, dated as of April 25, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. filed as
          Exhibit 2.1 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).

  2.2 -- Amendment to Stock and Asset Purchase Agreement, dated August 11, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as Exhibit 2.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.3 -- Asset Purchase Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as
          Exhibit 2.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.4 -- Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Deutschland GmbH and Dictaphone Acquisition Inc. (filed as Exhibit 2.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.5 -- Stock Purchase Agreement, dated August 11, 1995, between Walnut Street Corp. and Dictaphone Acquisition Inc. (filed as Exhibit 2.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.6 -- Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Holdings Ltd. and Dictaphone U.K. Acquisition Limited (filed as
          Exhibit 2.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.7 -- General Conveyance Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). 2.8 -- Assumption of Liabilities Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.8 -- Assumption of Liabilities Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.9 -- Merger Agreement between Dictaphone U.S. Acquisition Inc. and Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  3.1 -- Restated Certificate of Incorporation of the Company, adopted by the Company on August 11, 1995 (filed as Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  3.2 -- By-Laws of the Company, adopted April 20, 1995 (filed as Exhibit 3.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  3.3 -- Restated Certificate of Incorporation of Dictaphone Corporation (U.S), adopted by Dictaphone Corporation (U.S.) on August 11, 1995 (filed as
          Exhibit 3.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  3.4 -- By-Laws of Dictaphone Corporation (U.S.) (filed as Exhibit 3.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  4.1 -- Indenture, dated as of August 11, 1995, among the Company, Dictaphone Corporation (U.S.) and Shawmut Bank Connecticut, National Association, Trustee, relating to the 11-3/4% Senior Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  4.2 -- Bank Credit Agreement, dated as of August 7, 1995 among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  4.3 -- First Amendment to Credit Agreement, dated as of June 28, 1996, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on July 18, 1996).

 10.1 -- Subscription Agreements for the Equity Private Placements, dated as of August 7, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

 10.2 -- Subscription Agreement for Management Private Placement, dated as of August 7, 1995 (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

 10.3  -- Stockholders Agreement,  dated as of August 11, 1995 (filed as Exhibit
          10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

 10.4 -- Employment contract of John H. Duerden, dated as of August 9, 1995 (filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).+

*10.5  -- Amendment to employment contract of John H. Duerden,  dated January 1,
          1997.+

 10.6 -- Employment contract of Joseph D. Skrzypczak, dated July 21, 1995 (filed as Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).+

 10.7 -- Employment contract of Robert G. Schwager, dated June 19, 1995 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).+

 10.8 -- Employment contract of Karen M. Garrison, dated July 21, 1995 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996.+

 10.9 -- Management Stock Option Plan of the Company (filed as Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995) and Amendment No. 1 to the Management Stock Option Plan, dated as of April 27, 1996 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).+

 10.10 -- Supply  Agreement,  dated  August 11,  1995,  between  the Company and
          Pitney Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).

 10.11 -- Leasing Agreement, dated August 10, 1995, between Dictaphone Corporation (U.S.) and Pitney Bowes Credit Corporation (filed as
          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).

 10.12 -- Consulting Agreement, dated November 17, 1995, between the Company and Emil F. Jachmann (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).+

*10.13 -- Employment contract of Robert Trimper, dated January 24, 1996.+

 10.14 -- Form of Letter Agreement amending the Subscription Agreement for the Management Private Placement, dated as of August 7, 1995, and the Stockholders Agreement, dated as of August 11, 1995, (filed as Exhibit
          10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).+

 21.1 -- List of subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).

 24    -- Powers of Attorney (included on the signature page hereof).

*27    -- Financial Data Schedule.


________________

*  Filed herewith.
+  Management contract or compensatory arrangement.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stratford, State of Connecticut, on this 27th day of March, 1997.

                                  DICTAPHONE CORPORATION


                              By: /S/ JOHN H. DUERDEN
                                 -----------------------------------------------
                                                  John H. Duerden
                                 Chairman, Chief Executive Officer and President


     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott M. Shaw and Joseph D. Skrzypczak his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.


               SIGNATURE                                TITLE(S)
               ---------                                --------

          /S/ JOHN H. DUERDEN            Chairman, Chief Executive Officer
------------------------------------          and President
           John H. Duerden                    (Principal Executive Officer)


       /S/ JOSEPH D. SKRZYPCZAK           Vice President, Chief Financial
------------------------------------           Officer and Director
         Joseph D. Skrzypczak            (Principal Financial and Accounting
                                               Officer)


    /S/ ALBERT J. FITZGIBBONS, III                      Director
------------------------------------
      Albert J. Fitzgibbons, III


                                                        Director
------------------------------------
           Emil F. Jachmann


         /S/ STEPHEN M. MCLEAN                          Director
------------------------------------
          Stephen M. McLean


         /S/ ALEXIS P. MICHAS                           Director
------------------------------------
           Alexis P. Michas


           /S/ SCOTT M. SHAW                            Director
------------------------------------
            Scott M. Shaw

           /S/ PETER P. TONG                            Director
------------------------------------
            Peter P. Tong

                                 EXHIBIT INDEX


                                                                                 SEQUENTIALLY
EXHIBITS                               DESCRIPTION                               NUMBERED PAGE
--------                               -----------                               -------------

  2.1  --      Stock and Asset Purchase  Agreement,  dated as of April 25, 1995, between Pitney Bowes Inc. and Dictaphone  Acquisition Inc. (filed as Exhibit 2.1 to the  Company's  Registration  Statement on Form
               S-1, File No. 33-93464, filed on June 14, 1995).

  2.2  --      Amendment to Stock and Asset Purchase Agreement, dated August 11,
               1995,  between Pitney Bowes Inc. and Dictaphone  Acquisition Inc.
               (filed as Exhibit 2.2 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.3  --      Asset  Purchase   Agreement,   dated  August  11,  1995,  between
               Dictaphone  Canada  Ltd./Ltee and Dictaphone  Canada  Acquisition
               Inc.  (filed as Exhibit  2.3 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.4  --      Stock Purchase  Agreement,  dated August 11, 1995, between Pitney
               Bowes Deutschland GmbH and Dictaphone  Acquisition Inc. (filed as
               Exhibit  2.4 to the  Company's  Form 10-Q for the fiscal  quarter ended June 30, 1995, filed on September 21, 1995).

  2.5  --      Stock Purchase  Agreement,  dated August 11, 1995, between Walnut
               Street Corp. and Dictaphone  Acquisition  Inc.  (filed as Exhibit
               2.5 to the Company's  Form 10-Q for the fiscal quarter ended June
               30, 1995, filed on September 21, 1995).

  2.6  --      Stock Purchase  Agreement,  dated August 11, 1995, between Pitney
               Bowes  Holdings  Ltd. and  Dictaphone  U.K.  Acquisition  Limited
               (filed as Exhibit 2.6 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.7  --      General  Conveyance  Agreement,  dated August 11,  1995,  between
               Dictaphone  Canada  Ltd./Ltee and Dictaphone  Canada  Acquisition
               Inc.  (filed as Exhibit  2.7 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  2.8  --      Assumption  of  Liabilities  Agreement,  dated  August 11,  1995,
               between   Dictaphone   Canada  Ltd./Ltee  and  Dictaphone  Canada
               Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal  quarter  ended June 30, 1995,  filed on September
               21, 1995).

  2.9  --      Merger  Agreement  between  Dictaphone U.S.  Acquisition Inc. and
               Dictaphone  Corporation,  dated August 11, 1995 (filed as Exhibit
               2.9 to the Company's  Form 10-Q for the fiscal quarter ended June
               30, 1995, filed on September 21, 1995).

  3.1  --      Restated Certificate of Incorporation of the Company,  adopted by the  Company on August  11,  1995  (filed as  Exhibit  3.2 to the
               Company's  Form 10-Q for the fiscal  quarter ended June 30, 1995, filed on September 21, 1995).

  3.2  --      By-Laws of the Company,  adopted April 20, 1995 (filed as Exhibit
               3.3 to the Company's  Form 10-Q for the fiscal quarter ended June
               30, 1995, filed on September 21, 1995).

  3.3  --      Restated  Certificate of Incorporation of Dictaphone  Corporation
               (U.S),  adopted by  Dictaphone  Corporation  (U.S.) on August 11,
               1995  (filed as Exhibit  3.5 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  3.4  --      By-Laws of Dictaphone Corporation (U.S.) (filed as Exhibit 3.6 to the  Company's  Form 10-Q for the fiscal  quarter  ended June 30,
               1995, filed on September 21, 1995).

  4.1  --      Indenture,  dated as of  August  11,  1995,  among  the  Company,
               Dictaphone  Corporation  (U.S.)  and  Shawmut  Bank  Connecticut,
               National  Association,  Trustee,  relating to the 11-3/4%  Senior
               Subordinated  Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's  Form 10-Q for the fiscal quarter ended June 30,
               1995, filed on September 21, 1995).




  4.2  --      Bank  Credit  Agreement,  dated as of August  7,  1995  among the
               Company,  Dictaphone  Corporation  (U.S.) and the  Lenders  party thereto  (filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

  4.3  --      First Amendment to Credit  Agreement,  dated as of June 28, 1996, among the Company,  Dictaphone Corporation (U.S.) and the Lenders
               party thereto  (filed as Exhibit  10.13 to the Company's  Current
               Report on Form 8-K, filed on July 18, 1996).

 10.1  --      Subscription Agreements for the Equity Private Placements,  dated as of August 7, 1995 (filed as Exhibit 10.1 to the Company's Form
               10-Q  for the  fiscal  quarter  ended  June  30,  1995,  filed on
               September 21, 1995).

 10.2  --      Subscription Agreement for Management Private Placement, dated as of August 7, 1995 (filed as Exhibit  10.2 to the  Company's  Form
               10-Q  for the  fiscal  quarter  ended  June  30,  1995,  filed on
               September 21, 1995).

 10.3  --      Stockholders  Agreement,  dated as of August 11,  1995  (filed as
               Exhibit 10.3 to the  Company's  Form 10-Q for the fiscal  quarter ended June 30, 1995, filed on September 21, 1995).

 10.4  --      Employment  contract  of John H.  Duerden,  dated as of August 9,
               1995 (filed as Exhibit  10.4 to the  Company's  Form 10-Q for the fiscal  quarter  ended  June 30,  1995,  filed on  September  21,
               1995).+

*10.5  --      Amendment  to  employment  contract  of  John H.  Duerden,  dated
               January 1, 1997.+

 10.6  --      Employment contract of Joseph D. Skrzypczak,  dated July 21, 1995
               (filed as Exhibit 10.6 to the Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).+

 10.7  --      Employment  contract of Robert G.  Schwager,  dated June 19, 1995
               (filed as Exhibit 10.7 to the Company's Registration Statement on
               Form S-1, File No. 33-93464, filed on June 14, 1995).+

 10.8  --      Employment  contract  of Karen M.  Garrison,  dated July 21, 1995
               (filed as Exhibit  10.8 to the  Company's  Annual  Report on Form
               10-K for the  fiscal  year  ended  December  31,  1995,  File No.
               33-93464, filed on March 29, 1996).+

 10.9  --      Management  Stock  Option Plan of the  Company  (filed as Exhibit
               10.9 to the Company's Form 10-Q for the fiscal quarter ended June
               30, 1995, filed on September 21, 1995) and Amendment No. 1 to the
               Management  Stock Option Plan,  dated as of April 27, 1996 (filed as  Exhibit  10.13 to the  Company's  Form  10-Q  for the  fiscal quarter ended March 31, 1996, filed on May 15, 1996).+

 10.10 --      Supply Agreement,  dated August 11, 1995, between the Company and
               Pitney Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33- 93464, filed on March 29, 1996).

 10.11 --      Leasing  Agreement,  dated  August 10, 1995,  between  Dictaphone
               Corporation  (U.S.) and Pitney Bowes Credit Corporation (filed as
               Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on
               March 29, 1996).

 10.12 --      Consulting  Agreement,  dated  November  17,  1995,  between  the
               Company  and Emil F.  Jachmann  (filed  as  Exhibit  10.12 to the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               December 31, 1995, File No. 33-93464, filed on March 29, 1996).+

*10.13 --      Employment contract of Robert Trimper, dated January 24, 1996.+

 10.14 -- Form of Letter Agreement amending the Subscription Agreement for the Management Private Placement, dated as of August 7, 1995, and the Stockholders Agreement, dated as of August 11, 1995 (filed as
               Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).





 21.1  --      List of  subsidiaries  of the Company (filed as Exhibit 21 to the
               Company's  Registration Statement on Form S-1, File No. 33-93464,
               filed on June 14, 1995).

 24    --      Powers of Attorney (included on the signature page hereto).

*27    --      Financial Data Schedule.

______________

 *  Filed herewith.
 +  Management contract or compensatory plan or arrangement.