Form 10-Q
period 1997-03-31
DICTAPHONE CORP /DE
filed 1997-05-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ----------------------------

                                    FORM 10-Q

(MARK ONE)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                       OR

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


                 ----------------------------------------------

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

             YES     X              NO  ____

Number of Shares of Common Stock, Par Value $.01, outstanding as of May 8, 1997:
9,462,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION
                             ----------------------

                                      INDEX
                                      -----

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Condensed Consolidated Financial Statements

                Unaudited Condensed Consolidated Statements
                of Operations for the Three Months Ended
                March 31, 1997 and March 31, 1996                          2

                Condensed Consolidated Balance Sheets as of
                March 31, 1997 (Unaudited) and December 31, 1996           3

                Unaudited Condensed Consolidated Statements
                of Cash Flow for the Three Months Ended
                March 31, 1997 and March 31, 1996                          4

                Notes to Unaudited  Consolidated Financial
                Statements                                            5 - 13

ITEM 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    14 - 18

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.      Legal Proceedings                                            18

ITEM 6.      Exhibits and Reports on Form 8-K                             18

                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)


                                                                            THREE MONTHS            THREE MONTHS
                                                                                ENDED                   ENDED
                                                                           MARCH 31, 1996          MARCH 31, 1997
                                                                           --------------          --------------
             Revenues:
                  Sales and rentals                                          $    57,984             $    58,248
                  Support services                                                22,475                  22,919
                                                                             -----------             -----------

                      Total revenue                                               80,459                  81,167
                                                                             -----------             -----------

             Costs and expenses:

                  Cost of sales and rentals                                       33,482                  29,596

                  Selling, service and administrative                             39,598                  39,574

                  Amortization of intangibles                                     10,928                   9,378

                  Research and development                                         3,587                   3,734
                                                                             -----------             -----------

             Operating loss                                                       (7,136)                 (1,115)

             Interest expense                                                     11,005                  10,445

             Other expense - net                                                      13                     373
                                                                             -----------             -----------

             Loss before income taxes                                            (18,154)                (11,933)

             Income tax benefit                                                    6,724                   4,099
                                                                             -----------             -----------

                  Net loss                                                       (11,430)                 (7,834)

                  Stock dividends on PIK Preferred Stock                             525                     635
                                                                             -----------             -----------

                  Net loss applicable to Common Stock                        $   (11,955)            $    (8,469)
                                                                             ===========             ===========

                  Net loss per share of Common Stock                         $     (1.26)            $     (0.90)
                                                                             ===========             ============

     See accompanying notes to condensed consolidated financial statements.


                             DICTAPHONE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                      DECEMBER 31, 1996    MARCH 31, 1997
                                                                                      -----------------    --------------
                                                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash                                                                                 $     7,927       $    4,756
    Accounts receivable, less allowances of $1,339 and $762, respectively                     53,701           57,074
    Inventories                                                                               56,840           54,319
    Other current assets                                                                       9,833           10,528
                                                                                         -----------        ---------
         Total current assets                                                                128,301          126,677

Property, plant and equipment, net                                                            37,008           35,829
Deferred financing costs, net of accumulated amortization of $6,235
 and $7,290, respectively                                                                     14,255           13,200
Intangibles, net of accumulated amortization of $58,177 and $67,555, respectively            271,022          261,018
Prepaid repurchases, leased equipment                                                          5,163            4,747
Other assets                                                                                  49,086           53,190
                                                                                         -----------        ---------
         Total assets                                                                    $   504,835        $ 494,661
                                                                                         ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                     $     7,634        $   7,179
    Interest payable                                                                          10,342            4,438
    Accrued liabilities                                                                       29,961           23,759
    Advance billings                                                                          34,808           35,827
    Current portion of long-term debt                                                         12,512           20,161
                                                                                         -----------        ---------
         Total current liabilities                                                            95,257           91,364

Long-term debt                                                                               340,086          342,294
Other liabilities                                                                             10,114           10,436
                                                                                         -----------        ---------
         Total liabilities                                                               $   445,457        $ 444,094
                                                                                         -----------        ---------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock ($.01 par value;  10,000,000  shares  authorized;  1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value at March 31, 1997, $18,777)                   18,142           18,777
    Common stock ($.01 par value; 20,000,000 shares authorized;
      9,462,000 shares outstanding)                                                               95               95
    Notes receivable from stockholders                                                        (1,052)            (899)
    Additional paid-in capital                                                                94,905           94,905
    Treasury stock, at cost                                                                     (200)            (380)
    Accumulated deficit                                                                      (51,676)         (60,145)
    Accumulated translation adjustment                                                          (836)          (1,786)
                                                                                         -----------        ---------
         Total stockholders' equity                                                           59,378           50,567
                                                                                         -----------        ---------
         Total liabilities and stockholders' equity                                      $   504,835        $ 494,661
                                                                                         ===========        =========

     See accompanying notes to condensed consolidated financial statements.


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                                  THREE MONTHS            THREE MONTHS
                                                                                      ENDED                   ENDED
                                                                                 MARCH 31, 1996          MARCH 31, 1997
                                                                                 --------------          --------------
       Operating activities:
          Net loss                                                                $   (11,430)            $    (7,834)
          Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
             Depreciation and amortization (including $3,689
             and $694, respectively, of nonrecurring charges)                          20,888                  15,287
             Provision for deferred income taxes                                       (6,791)                 (4,015)
             Changes in assets and liabilities:
                 Accounts receivable                                                    5,796                  (4,160)
                 Inventories                                                              (32)                  1,450
                 Other current assets                                                     901                    (813)
                 Accounts payable and accrued liabilities                             (10,247)                (12,010)
                 Advance billings                                                        (415)                  1,152
                 Other assets and other                                                (1,837)                   (833)
                                                                                  -----------             -----------
                    Net cash used in operating activities                              (3,167)                (11,776)
                                                                                  -----------             -----------

       Investing activities:
          Payment for acquisition                                                      (8,000)                    ---
          Net investment in fixed assets                                                 (883)                 (1,076)
                                                                                  -----------             -----------
                 Net cash used in investing activities                                 (8,883)                 (1,076)
                                                                                  -----------             -----------

       Financing activities:
          International repayment                                                         ---                    (621)
          Repayment under term loan facility                                           (1,750)                 (2,750)
          Borrowings under revolving credit facility                                    8,000                  21,750
          Repayment under revolving credit facility                                       ---                  (8,500)
          Other                                                                            97                    (105)
                                                                                  -----------             -----------
             Net cash provided by financing activities                                  6,347                   9,774
                                                                                  -----------             -----------

       Effect of exchange rate changes on cash                                            (22)                    (93)
                                                                                  -----------             -----------

       Decrease in cash                                                                (5,725)                 (3,171)

       Cash, beginning of period                                                       14,279                   7,927
                                                                                  -----------             -----------

       Cash, end of period                                                        $     8,554             $     4,756
                                                                                  ===========             ===========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                              $    14,623             $    15,233
                                                                                  ===========             ===========
       Income taxes paid                                                          $       678             $        10
                                                                                  ===========             ===========



     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands, except share amounts)


1.     THE ACQUISITION

             On April 25, 1995, Dictaphone Corporation (the "Company") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement") with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the United States Dictaphone Subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone
       Non-U.S.  Predecessor  Company)")  as  set  forth  in   the  Acquisition
       Agreement. On August 11, 1995, the Company acquired the Predecessor Company for $450.0 million, which was subject to certain post-closing adjustments as defined in the Acquisition Agreement. On March 6, 1996, the Company and Pitney Bowes reached agreement as to the final purchase adjustment. Total purchase adjustments amounted to $12.2 million for an aggregate purchase price of $462.2 million.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three month periods ended March 31, 1997 and March 31, 1996, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

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

             LOSS PER SHARE. The weighted average number of shares of common stock outstanding used in the computation of loss per share for the three months ended March 31, 1997 was 9,462,000.

3.     INVENTORIES

             Inventories consist of the following:

                                                   DECEMBER 31,       MARCH 31,
                                                       1996             1997
                                                   ------------       ----------

             Raw materials and work in process      $    14,881      $    15,294
             Supplies and service parts                  19,946           18,326
             Finished products                           22,013           20,699
                                                    -----------      -----------
             Total inventories                      $    56,840      $    54,319

                                                   ===========      ===========

4.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization of $58,177 and $67,555 at December 31, 1996 and March 31, 1997, respectively. Amortization expense for the three months ended March 31, 1997 was $9,378.

                                                    DECEMBER 31,      MARCH 31,
                                                        1996            1997
                                                    ------------      ----------

             Goodwill                                $   139,687     $   138,246
             Tradenames                                   75,158          74,671
             Service contracts                            18,951          16,086
             Non-compete agreement                        30,057          25,342
             Patents                                       7,169           6,673
                                                     -----------     -----------
                                                     $   271,022     $   261,018
                                                     ===========     ===========

5.     INCOME TAXES

             The benefit for income taxes for the three months ended March 31, 1997 is $4,099.

             The Company has recorded a deferred tax asset of $48.0 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of March 31, 1997 is approximately $48.0 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of March 31, 1997. This conclusion is based upon
       (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

7.     SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

             Dictaphone U.S. (Predecessor Company) has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by the First Amendment to Credit Agreement, dated June 28, 1996, on July 17, 1996 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). Dictaphone Non-U.S. (Predecessor Company) is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. (Predecessor Company) are not presented because management has determined that they would not be meaningful to investors in the Notes.

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)

             The following are the supplemental consolidating statements of operations and cash flow information for the three month periods ended March 31, 1996 and 1997, and the supplemental consolidating balance sheet information as of December 31, 1996 and March 31, 1997.


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        THREE MONTHS ENDED MARCH 31, 1996


                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------

 Revenue from:                                $      ---      $   50,392    $   11,016      $  (3,424)      $   57,984
   Sales and rentals                                 ---          19,650         2,825            ---           22,475
   Support services                           ----------      ----------    ----------      ---------       ----------
                                                     ---          70,042        13,841         (3,424)          80,459
       Total revenues                         ----------      ----------    ----------      ---------       ----------


 Costs and expenses:
   Cost of sales and rentals                         ---          30,592         6,206         (3,316)          33,482
   Selling, service and administrative                38          42,896         7,577             15           50,526
   Research and development                          ---           3,587           ---            ---            3,587
   Interest expense - net and other                  853           9,481           685             (1)          11,018
                                              ----------      ----------    ----------      ---------       ----------
       Total costs and expenses                      891          86,556        14,468         (3,302)          98,613
                                              ----------      ----------    ----------      ---------       ----------
 Equity (loss) earnings                           (4,415)            ---           ---          4,415              ---
                                              ----------      ----------    ----------      ---------       ----------
 (Loss) income before income taxes                (5,306)        (16,514)         (627)         4,293          (18,154)
 Income tax benefit                                  259           6,407            10             48            6,724
                                              ----------      ----------    ----------      ---------       ----------
 Net (loss) income                            $   (5,047)     $  (10,107)   $     (617)     $   4,341       $  (11,430)
                                              ==========      ==========    ==========      =========       ==========

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        THREE MONTHS ENDED MARCH 31, 1997

                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------


Revenue from:
   Sales and rentals                          $      ---      $   52,042    $    8,874      $  (2,668)      $   58,248
   Support services                                  ---          20,235         2,684            ---           22,919
                                              ----------      ----------    ----------      ---------       ----------
       Total revenues                                ---          72,277        11,558         (2,668)          81,167
                                              ----------      ----------    ----------      ---------       ----------

Costs and expenses:
   Cost of sales and rentals                         ---          27,421         4,896         (2,721)          29,596
   Selling, service and administrative               219          42,353         6,380            ---           48,952
   Research and development                          ---           3,734           ---            ---            3,734
   Interest expense - net and other                  875           8,974           969            ---           10,818
                                              ----------      ----------    ----------      ---------       ----------
       Total costs and expenses                    1,094          82,482        12,245         (2,721)          93,100
                                              ----------      ----------    ----------      ---------       ----------

Equity (loss) earnings                              (916)            ---           ---            916              ---
                                              ----------      ----------    ----------      ---------       ----------

(Loss) income before income taxes                 (2,010)        (10,205)         (687)           969          (11,933)

Income tax benefit                                   294           3,766            61            (22)           4,099
                                              ----------      ----------    ----------      ---------       ----------

 Net (loss) income                            $   (1,716)     $   (6,439)   $     (626)     $     947       $   (7,834)
                                              ==========      ==========    ==========      =========       ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996


                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------

       ASSETS
       Current assets:
         Cash                                  $     ---    $    6,569      $    1,358    $      ---        $    7,927
         Accounts receivable                       9,896        49,259           8,165       (13,619)           53,701
         Inventories                                 ---        48,220           9,919        (1,299)           56,840
         Other current assets                        517         5,445           3,871           ---             9,833
                                              ----------    ----------      ----------    ----------        ----------
           Total current assets                   10,413       109,493          23,313       (14,918)          128,301

       Note receivable                               ---        17,491             ---       (17,491)              ---
       Investments in subsidiaries               440,601           ---             ---      (440,601)              ---
       Fixed assets, net                             ---        33,833           3,175           ---            37,008
       Intangibles, net                            2,131       250,872          18,019           ---           271,022
       Deferred financing costs                   14,255           ---             ---           ---            14,255
       Other assets                                3,246        48,571           1,919           513            54,249
                                              ----------    ----------      ----------    ----------        ----------
       Total assets                           $  470,646    $  460,260      $   46,426    $ (472,497)       $  504,835
                                              ==========    ==========      ==========    ==========        ==========


       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable and
           accrued liabilities                $   10,660    $   40,250      $   10,793    $  (13,766)       $   47,937
       Advance billings                              ---        31,246           3,562           ---            34,808
       Current portion of long-term debt          11,750           ---             762           ---            12,512
                                              ----------    ----------      ----------    ----------        ----------
             Total current liabilities            22,410        71,496          15,117       (13,766)           95,257
       Long-term debt                            357,005       333,745          18,077      (368,741)          340,086
       Other liabilities                             ---         9,790             324           ---            10,114
       Stockholders' equity                       91,231        45,229          12,908       (89,990)           59,378
                                              ----------    ----------      ----------    ----------        ----------
       Total liabilities
         and stockholders' equity             $  470,646    $  460,260      $   46,426    $ (472,497)       $  504,835
                                              ==========    ==========      ==========    ==========        ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                 MARCH 31, 1997

                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------

       ASSETS

       Current assets:
         Cash                                 $      ---    $    3,552     $     1,157    $       47         $    4,756
         Accounts receivable                       4,492        51,405           9,776        (8,599)            57,074
         Inventories                                 ---        47,403           8,162        (1,246)            54,319
         Other current assets                         92         6,079           4,357           ---             10,528
                                              ----------    ----------      ----------    ----------         ----------
           Total current assets                    4,584       108,439          23,452        (9,798)           126,677

       Note receivable                               ---        17,921             ---       (17,921)               ---
       Investments in subsidiaries               450,185           ---             ---      (450,185)               ---
       Fixed assets, net                             ---        32,970           2,859           ---             35,829
       Intangibles, net                            2,117       242,119          16,782           ---            261,018
       Deferred financing costs                   13,200           ---             ---           ---             13,200
       Other assets                                3,562        52,053           1,831           491             57,937
                                              ----------    ----------      ----------    ----------         ----------
       Total assets                           $  473,648    $  453,502      $   44,924    $ (477,413)        $  494,661
                                              ==========    ==========      ==========    ==========         ==========


       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable and
           accrued liabilities                $    4,475    $   28,716      $   10,884    $   (8,699)        $   35,376
       Advance billings                              ---        31,607           4,220           ---             35,827
       Current portion of long-term debt          20,000           ---             161           ---             20,161
                                              ----------    ----------      ----------    ----------         ----------
             Total current liabilities            24,475        60,323          15,265        (8,699)            91,364
       Long-term debt                            359,685       344,245          18,035      (379,671)           342,294
       Other liabilities                             ---        10,144             292           ---             10,436
       Stockholders' equity                       89,488        38,790          11,332       (89,043)            50,567
                                              ----------    ----------      ----------    ----------         ----------
       Total liabilities
         and stockholders' equity             $  473,648    $  453,502      $   44,924    $ (477,413)        $  494,661
                                              ==========    ==========      ==========    ==========         ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                        THREE MONTHS ENDED MARCH 31, 1996


                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------


  Operating activities:
    Net loss                                   $   (5,047)    $  (10,107)   $     (617)      $    4,341     $  (11,430)
    Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                 1,679         17,956         1,253              ---         20,888
      Provision for deferred income taxes            (301)        (6,407)          (83)             ---         (6,791)
      Change in assets and liabilities:
        Accounts receivable                         3,475          7,665        (2,342)          (3,002)         5,796
        Inventories                                   ---         (1,420)        1,266              122            (32)
        Other current assets                          ---          1,390          (458)             (31)           901
        Accounts payable and
         accrued liabilities                       (5,347)        (8,012)          127            2,985        (10,247)
        Advance billings                              ---           (775)          360              ---           (415)
        Other assets and other                      4,415         (1,595)         (242)          (4,415)        (1,837)
                                               ----------     ----------    ----------       ----------     ----------
  Cash used in operating activities                (1,126)        (1,305)         (736)             ---         (3,167)
                                               ----------     ----------    ----------       ----------     ----------

  Investing activities:
    Payment for acquisition                        (8,000)           ---           ---              ---         (8,000)
    Net investment in fixed assets                    ---           (807)          (76)             ---           (883)
                                               ----------     ----------    ----------       ----------     ----------
  Cash used in investing activities                (8,000)          (807)          (76)             ---         (8,883)
                                               ----------     ----------    ----------       ----------     ----------

  Financing activities:
    Repayment under term loan facility             (1,750)           ---           ---              ---         (1,750)
    Borrowing from promissory notes                (6,250)         6,250           ---              ---            ---
    Borrowing from subsidiary                       9,029         (9,029)          ---              ---            ---
    Borrowing from revolving credit facility        8,000            ---           ---              ---          8,000
    Other                                              97            ---           ---              ---             97
                                               ----------     ----------    ----------       ----------     ----------
  Cash provided by (used in) financing
   activities                                       9,126         (2,779)          ---              ---          6,347
                                               ----------     ----------    ----------       ----------     ----------

  Effect of exchange rate changes on cash             ---            ---           (22)             ---            (22)
                                               ----------     ----------    ----------       ----------     ----------

  Decrease in cash                                    ---         (4,891)         (834)             ---         (5,725)

  Cash, beginning of period                           ---         11,591         2,688              ---         14,279
                                               ----------     ----------    ----------       ----------     ----------

  Cash, end of period                          $      ---     $    6,700    $    1,854       $      ---     $    8,554
                                               ==========     ==========    ==========       ==========     ==========

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                        THREE MONTHS ENDED MARCH 31, 1997

                                              DICTAPHONE     DICTAPHONE     DICTAPHONE     CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              ------------   -----------    ----------     -------------    ------------


Operating activities:
  Net loss                                    $   (1,716)    $   (6,439)    $    (626)      $      947     $   (7,834)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                  1,133         13,260           894              ---         15,287
    Provision for deferred income taxes             (316)        (3,765)           44               22         (4,015)
    Change in assets and liabilities:
      Accounts receivable                          5,404         (2,146)       (2,398)          (5,020)        (4,160)
      Inventories                                    ---            130         1,373              (53)         1,450
      Other current assets                           425           (634)         (604)             ---           (813)
      Accounts payable and
       accrued liabilities                        (6,185)       (11,534)          689            5,020        (12,010)
      Advance billings                               ---            361           791              ---          1,152
      Other assets and other                         916         (1,271)          438             (916)          (833)
                                              ----------     ----------    ----------       ----------     ----------
Cash used in operating activities                   (339)       (12,038)          601              ---        (11,776)
                                              ----------     ----------    ----------       ----------     ----------

Investing activities:
  Net investment in fixed assets                     ---         (1,049)          (27)             ---         (1,076)
                                              ----------     ----------    ----------       ----------     ----------
Cash used in investing activities                    ---         (1,049)          (27)             ---         (1,076)
                                              ----------     ----------    ----------       ----------     ----------

Financing activities:
  Repayment under term loan facility              (2,750)           ---           ---              ---         (2,750)
  Borrowing from promissory notes                (10,500)        10,500           (47)              47            ---
  Borrowing from subsidiary                          430           (430)          ---              ---            ---
  Borrowing from revolving credit facility        21,750            ---           ---              ---         21,750
  Repayment under revolving credit facility       (8,500)           ---           ---              ---         (8,500)
  Other                                              (91)           ---          (635)             ---           (726)
                                              ----------     ----------    ----------       ----------     ----------
Cash provided by (used in) financing
 activities                                          339         10,070          (682)              47          9,774
                                              ----------     ----------    ----------       ----------     ----------

Effect of exchange rate changes on cash              ---            ---           (93)             ---            (93)
                                              ----------     ----------    ----------       ----------     ----------

Increase (decrease) in cash                          ---         (3,017)         (201)              47         (3,171)

Cash, beginning of period                            ---          6,569         1,358              ---          7,927
                                              ----------     ----------    ----------       ----------     ----------

Cash, end of period                           $      ---     $    3,552    $    1,157       $       47     $    4,756
                                              ==========     ==========    ==========       ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

OVERVIEW

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                              1996               1997
                                              ----               ----
                                                   (IN MILLIONS)
                                                    (unaudited)

Total revenue                               $    80.5           $   81.2

Cost of sales and rentals (1)                    33.5               29.6
Selling, service and administrative expense      50.5               49.0
Research and development                          3.6                3.7
                                            ---------           --------
  Operating loss                                 (7.1)              (1.1)
                                            ---------           --------

Net interest expense and other                   11.0               10.8
Income tax benefit                               (6.7)              (4.1)
                                            ---------           --------

Net loss                                    $   (11.4)          $   (7.8)
                                            =========           ========

EBITDA (2)                                  $    12.1           $   13.1
                                            =========           ========

------------

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

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                   1996              1997
                                                  ------            ------
                                                       (IN MILLIONS)
                                                        (unaudited)

  Revenue from:
    Sales:
    U.S. Integrated Voice Systems                 $    12.1      $   11.6
    U.S. Integrated Health Systems                      6.2           9.4
    U.S. Application & Training Specialists             ---           0.5
                                                  ---------      --------
       Total  U.S. Voice Systems                       18.3          21.5
    U.S. Communication Recording Systems               12.5          11.9
    U.S. Customer Service Parts                         4.4           4.0
    Contract Manufacturing
      (including sales to Pitney Bowes)                10.1           9.1
    U.S. Dealer Operations                              1.2           2.3
    International Operations                           11.0           8.9
                                                  ---------      --------
         Total sales                                   57.5          57.7
                                                  ---------      --------

    Rentals                                             0.5           0.5
                                                  ---------      --------
         Total sales and rentals                       58.0          58.2
                                                  ---------      --------

    Service:
    U.S. Customer Service                              19.7          20.3
    International Operations                            2.8           2.7
                                                  ---------      --------
         Total support service                         22.5          23.0
                                                  ---------      --------

         Total revenue                            $    80.5      $   81.2
                                                  =========      ========


RESULTS OF OPERATIONS - FIRST QUARTER 1997 VS. FIRST QUARTER 1996

       Total revenue for the first three months of 1997 increased 0.9% to $81.2 million from $80.5 million during the first three months of 1996. This increase in revenue is attributable to higher sales revenue from U.S. Voice Systems ("U.S.V.S.") and U.S. Dealer Operations and increased U.S. Customer Service revenue offset in part by lower sales revenue from U.S. Communications Recording Systems ("U.S.C.R.S.") and Contract Manufacturing and lower International Operations revenue.

       U.S.V.S. revenue increased 17.1% to $21.5 million from $18.3 million as a result of a significant increase in U.S. Integrated Health Systems ("U.S.I.H.S.") revenue. U.S.I.H.S. revenue increased 51.4% to $9.4 million from $6.2 million due to higher systems billings which included $1.0 million of revenue associated with the Company's new digital system product, Enterprise ExpressTM. U.S.I.H.S. orders increased 17.9% to $9.6 million during the first quarter of 1997 from $8.1 million in the first quarter of 1996. U.S. Integrated Voice Systems ("U.S.I.V.S.") revenue declined 4.6% to $11.6 million from $12.1 million due to lower billings for desktops, Straight TalkTM and small digital systems. U.S. Customer Service revenue (including sale of parts) increased 0.9% to $24.3 million from $24.1 million due to higher hourly service revenue (up 10.0%), installation revenue (up 4.5%), and integration revenue (up 24.9%). U.S.C.R.S. revenue declined 4.5% to $11.9 million from $12.5 million due to lower analog logger and Call Check revenue and fewer PrologTM installations. U.S.C.R.S. orders increased 20.7% to $13.8 million during the first quarter of 1997 from $11.4 million in the first quarter of 1996. Revenue from International Operations declined 16.3% to $11.6 million from $13.8 million due to lower desktop and portable Communications Recording System and service revenue as well as the result of $0.2 million of unfavorable currency exchange. International orders declined 7.9% to $10.8 million during the first quarter of 1997 versus $11.7 million for the comparable period in 1996. Contract Manufacturing revenue for the first quarter of 1997 was 11.0% lower than the corresponding period of 1996.

       Cost of sales and rentals declined 11.6% to $29.6 million (36.5% of total revenue) during the three months ended March 31, 1997 from $33.5 million (41.6% of total revenue) for the three months ended March 31, 1996. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $0.9 million and $4.4 million for the first three months of 1997 and 1996, respectively, cost of sales and rentals would have declined as a percent of revenue to 35.4% for the three months ended March 31, 1997 from 36.1% for the three months ended March 31, 1996. Cost of sales and rentals as a percentage of total revenue declined during the three months ended March 31, 1997 due to lower inventory adjustments and a reduced content of low margin Contract Manufacturing revenue, partially offset by lower U.S.C.R.S. price realization.

       Selling, service and administrative expenses (including amortization of intangibles) for the first quarter of 1997 decreased 3.1% to $49.0 million (60.3% of total revenue) from $50.5 million (62.8% of total revenue) for the comparable period in 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $9.6 million and $12.1 million, respectively, from the three months ended March 31, 1997 and 1996, selling, service and administrative expenses would have represented 48.5% of total revenue for the three months ended March 31, 1997 versus 47.8% of total revenue for the comparable period of 1996. This increase is attributable to increases in trade show related costs, higher management compensation, legal expenses, and training costs, and higher U.S.I.H.S. and U.S.C.R.S. selling expenses partially offset by lower U.S.I.V.S. field compensation and employee-related expenses associated with reduced staffing, and lower international selling and service expenses.

       Research and development expenses of $3.7 million for the three months ended March 31, 1997 were 4.1% higher than the comparable period in 1996 due to increased staffing.

       The Company recorded an operating loss of $1.1 million during the first quarter of 1997 compared to an operating loss of $7.1 million for the first quarter of 1996. Excluding purchase accounting adjustments associated with the Acquisition of $10.5 million and $16.5 million, respectively, for the first quarter of 1997 and 1996, operating profit would have been flat versus the prior year period as the impact of higher revenue and improved margins was offset by higher operating expenses.

       The Company has recorded a deferred tax asset of $48.0 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of March 31, 1997 is approximately $48.0 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of March 31, 1997. This conclusion is based upon (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

       At March 31, 1997, the Company had outstanding term loans of $139.5 million (the "Term Loans") and a $22.25 million loan outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility at March 31, 1997 was $17.75 million. Borrowings under the Revolving Credit Facility increased by $13.25 million during the first quarter of 1997 due to the scheduled February 1, 1997 interest payment associated with the Notes. Scheduled annual principal payments on the term loans will be $11.75 million in 1997, $15.75 million in 1998 and 1999 and $19.75 million in 2000. There are no scheduled reductions in the Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

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

       In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone Corporation (U.S.) to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

       The Company had $200.0 million of Notes outstanding as of March 31, 1997. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At March 31, 1997, the fair value of the Notes was a favorable $15.0 million based on dealer quotes.

       First quarter capital expenditures totaled $1.1 million. The Company does not expect the limitation on capital expenditures in the Credit Agreement to restrict capital expenditures in a material manner.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility and interest rate and foreign exchange fluctuations. Primarily as a result of the Company's strategy and recent trends towards investing more funds in research and development and new product delivery, the Company at this time is uncertain as to whether, in the near term, it will be able to meet certain existing financial covenants contained in the Credit Facility. Although the Company is in compliance with all aspects of the Credit Facility, its management has initiated preliminary discussions with its administrative agent to seek certain amendments to the covenants contained therein. There can be no assurance, however, that such amendments, if any, can be obtained. Subject to the foregoing, the Company believes that cash flows from operating activities and its ability to borrow under the Revolving Credit Facility will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

       The Company may, from time to time, provide estimates as to future performance. Such estimates would be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those estimates provided. The Company undertakes no duty to update such forward looking statements. Factors that could cause actual results to differ from these forward looking statements include, but are not limited to, those listed in the prior paragraph.


                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             -----------------

       See  Note 6 to  the  Condensed  Consolidated   Statements  of  Operations
(Unaudited) of Dictaphone Corporation which is incorporated herein by reference.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

       (a)   EXHIBITS
             --------

                    27       Financial Data Schedule

       (b)   REPORTS ON FORM 8-K
             -------------------

                    There were no Reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 1997                           Dictaphone Corporation
                                           ----------------------------------
                                                  (Registrant)



                                  By:           /s/ John H. Duerden
                                           ----------------------------------
                                  Name:           John H. Duerden
                                  Title:   Chairman, Chief Executive Officer
                                           and President (Principal Executive
                                           Officer)




                                  By:       /s/ Joseph D. Skrzypczak
                                            ---------------------------------
                                  Name:        Joseph D. Skrzypczak
                                  Title:   Vice President, Chief Financial
                                           Officer and Director (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


                                                                   SEQUENTIALLY
EXHIBITS                      DESCRIPTION                         NUMBERED PAGE
--------                      -----------                         -------------

    *27.     --    Financial Data Schedule

----------------------
* Filed herewith.