Form 10-Q
period 1997-06-30
DICTAPHONE CORP /DE
filed 1997-08-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                    or

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


          -------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES     X              NO  ____
                   -----

Number of Shares of Common Stock, Par Value $.01, outstanding as of
August 11, 1997:   9,452,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION

                                      INDEX



                                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements

                    Unaudited Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1997                                             2

                    Unaudited Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1996                                             3

                    Condensed Consolidated Balance Sheets as of  June 30, 1997
                     (Unaudited) and December 31, 1996                                                    4

                    Unaudited Condensed Consolidated Statements of Cash Flow for the
                     Six Months Ended June 30, 1997 and June 30, 1996                                     5

                    Notes to Unaudited Consolidated Financial Statements                             6 - 16

ITEM 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                   17 - 22

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                                  23

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                                           23

ITEM 6.      Exhibits and Reports on Form 8-K                                                            23


                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)


                                                 THREE MONTHS    SIX MONTHS
                                                     ENDED          ENDED
                                                 JUNE 30, 1997  JUNE 30, 1997
                                                 -------------  -------------
Revenues:
     Sales and rentals                            $  57,336      $ 115,584
     Support services                                22,605         45,524
                                                  ---------      ---------

         Total revenue                               79,941        161,108
                                                  ---------      ---------

Costs and expenses:

     Cost of sales and rentals                       41,803         71,399

     Selling, service and administrative             45,238         84,812

     Amortization of intangibles                      9,170         18,548

     Research and development                         3,599          7,333
                                                  ---------      ---------

Operating loss                                      (19,869)       (20,984)

Interest expense                                     10,232         20,677

Other (income) expense - net                           (137)           236
                                                  ---------      ---------

Loss before income taxes                            (29,964)       (41,897)

Income tax benefit                                   10,884         14,983
                                                  ---------      ---------

     Net loss                                       (19,080)       (26,914)

     Stock dividends on PIK Preferred Stock             678          1,313
                                                  ---------      ---------

     Net loss applicable to Common Stock          $ (19,758)     $ (28,227)
                                                  =========      =========

     Net loss per share of Common Stock           $   (2.09)     $   (2.99)
                                                  =========      ==========



     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)



                                              THREE MONTHS     SIX MONTHS
                                                  ENDED           ENDED
                                              JUNE 30, 1996   JUNE 30, 1996
                                              -------------   -------------
Revenues:
     Sales and rentals                         $  62,241       $ 120,225
     Support services                             23,011          45,486
                                               ---------       ---------

         Total revenue                            85,252         165,711
                                               ---------       ---------

Costs and expenses:

     Cost of sales and rentals                    31,712          65,194

     Selling, service and administrative          40,868          80,466

     Amortization of intangibles                  10,986          21,914

     Research and development                      3,996           7,583
                                               ---------       ---------

Operating loss                                    (2,310)         (9,446)

Interest expense                                  10,454          21,459

Other (income) expense - net                         (77)            (64)
                                               ---------       ---------

Loss before income taxes                         (12,687)        (30,841)

Income tax benefit                                 4,797          11,521
                                               ---------       ---------

     Net loss                                     (7,890)        (19,320)

     Stock dividends on PIK Preferred Stock          607           1,132
                                               ---------       ---------

     Net loss applicable to Common Stock       $  (8,497)      $ (20,452)
                                               =========       =========

     Net loss per share of Common Stock        $   (0.90)      $   (2.16)
                                               =========       ==========




     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                     DECEMBER 31, 1996     JUNE 30, 1997
                                                                                     -----------------     -------------
                                                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash                                                                                  $   7,927         $   5,821
    Accounts receivable, less allowances of $1,339 and $757, respectively                    53,701            53,551
    Inventories                                                                              56,840            42,795
    Other current assets                                                                      9,833            12,663
                                                                                          ---------         ---------
         Total current assets                                                               128,301           114,830

Property, plant and equipment, net                                                           37,008            35,761
Deferred financing costs, net of accumulated amortization of $6,235
 and $6,946, respectively                                                                    14,255            12,978
Intangibles, net of accumulated amortization of $58,177 and $76,725, respectively           271,022           251,334
Prepaid repurchases, leased equipment                                                         5,163             4,256
Other assets                                                                                 49,086            64,836
                                                                                          ---------         ---------
         Total assets                                                                     $ 504,835         $ 483,995
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $   7,634         $   8,270
    Interest payable                                                                         10,342            10,224
    Accrued liabilities                                                                      29,961            27,692
    Advance billings                                                                         34,808            31,932
    Current portion of long-term debt                                                        12,512            13,914
                                                                                          ---------         ---------
         Total current liabilities                                                           95,257            92,032

Long-term debt                                                                              340,086           349,507
Other liabilities                                                                            10,114            10,800
                                                                                          ---------         ---------
         Total liabilities                                                                $ 445,457         $ 452,339
                                                                                          ---------         ---------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock ($.01 par value;  10,000,000  shares  authorized;
      1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value at June 30, 1997, $19,455)                   18,142            19,455
    Common stock ($.01 par value; 20,000,000 shares authorized;
      9,452,000 shares outstanding)                                                              95                95
    Notes receivable from stockholders                                                       (1,052)            (831)
    Additional paid-in capital                                                               94,905            94,905
    Treasury stock, at cost                                                                    (200)            (480)
    Accumulated deficit                                                                     (51,676)         (79,903)
    Accumulated translation adjustment                                                         (836)          (1,585)
                                                                                          ---------         --------
         Total stockholders' equity                                                          59,378            31,656
                                                                                          ---------         ---------
         Total liabilities and stockholders' equity                                       $ 504,835         $ 483,995
                                                                                          =========         =========


                           See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                                   SIX MONTHS              SIX MONTHS
                                                                                      ENDED                   ENDED
                                                                                  JUNE 30, 1996           JUNE 30, 1997
                                                                                  -------------           -------------
       Operating activities:
          Net loss                                                                  $ (19,320)              $ (26,914)
          Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
             Depreciation and amortization (including $4,384
             and $1,389, respectively, of nonrecurring charges)                        38,110                  29,764
             Provision for deferred income taxes                                      (12,758)                (14,770)
             Non-cash provision for inventory obsolescence (Note 3)                       ---                  10,491
             Changes in assets and liabilities:
                 Accounts receivable                                                    3,649                    (408)
                 Inventories                                                              491                   1,837
                 Other current assets                                                    (692)                 (2,878)
                 Accounts payable and accrued liabilities                              (4,601)                 (1,309)
                 Advance billings                                                      (1,701)                 (2,780)
                 Other assets and other                                                (6,547)                 (2,231)
                                                                                    ---------               ---------
                    Net cash used in operating activities                              (3,369)                 (9,198)
                                                                                    ---------               ---------

       Investing activities:
          Payment for acquisition                                                      (8,000)                    ---
          Net investment in fixed assets                                               (2,259)                 (3,023)
                                                                                    ---------               ---------
                 Net cash used in investing activities                                (10,259)                 (3,023)
                                                                                    ---------               ---------

       Financing activities:
          Repayment under term loan facility                                           (3,500)                 (5,500)
          Borrowings under revolving credit facility                                   11,000                  37,500
          Repayment under revolving credit facility                                    (4,000)                (20,500)
          Other                                                                           132                  (1,299)
                                                                                    ---------               ---------
             Net cash provided by financing activities                                  3,632                  10,201
                                                                                    ---------               ---------

       Effect of exchange rate changes on cash                                            (36)                    (86)
                                                                                    ---------               ---------

       Decrease in cash                                                               (10,032)                 (2,106)

       Cash, beginning of period                                                       14,279                   7,927
                                                                                    ---------               ---------

       Cash, end of period                                                          $   4,247               $   5,821
                                                                                    =========               =========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                                $  18,065               $  18,975
                                                                                    =========               =========
       Income taxes paid                                                            $   1,041               $     349
                                                                                    =========               =========


                               See accompanying notes to condensed consolidated financial statements.


                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands, except share amounts)


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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three and six month periods ended June 30, 1997 and June 30, 1996, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

             LOSS PER SHARE. The weighted average number of shares of common stock outstanding used in the computation of loss per share for the three months ended June 30, 1997 was 9,452,000.

             DERIVATIVE FINANCIAL INSTRUMENTS. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from exchange of interest payments is included in interest expense in the consolidated financial statements and interest paid in the condensed consolidated statements of cash flow.

3.     INVENTORIES

             Inventories consist of the following:

                                                   DECEMBER 31,      JUNE 30,
                                                       1996            1997
                                                   ------------     ---------

             Raw materials and work in process      $  14,881       $  16,434
             Supplies and service parts                19,946          12,226
             Finished products                         22,013          14,135
                                                    ---------       ---------
             Total inventories                      $  56,840       $  42,795
                                                    =========       =========

             During the three months ended June 30, 1997, the Company recorded a one time non-cash charge of $10.5 million associated with the provision for excess field service parts and inventory related to the Company's Digital Express(TM) and Records Express(TM) products. With the production of Enterprise Express (TM) in June 1997, the Company provided for excess inventory associated with those products that the Enterprise Express (TM) product would replace, recording this charge as an inventory provision.

4.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization of $58,177 and $76,725 at December 31, 1996 and June 30, 1997, respectively. Amortization expense for the three and six months ended June 30, 1997 was $9,170 and $18,548, respectively.

                                             DECEMBER 31,           JUNE 30,
                                                 1996                 1997
                                             ------------           ---------

             Goodwill                         $ 139,687             $137,483
             Tradenames                          75,158               74,184
             Service contracts                   18,951               13,251
             Non-compete agreement               30,057               20,239
             Patents                              7,169                6,177
                                              ---------             ---------
                                              $ 271,022             $ 251,334
                                              =========             =========

5.     INCOME TAXES

             The benefit for income taxes for the three and six months ended June 30, 1997 is $10,884 and $14,983, respectively.

             The Company has recorded a deferred tax asset of $58.6 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of June 30, 1997 is approximately $58.5 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of June 30, 1997. This conclusion is based upon
       (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

7.     SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

             Dictaphone U.S. (Predecessor Company) has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as modified by amendments to Credit Agreement, dated June 28, 1996, June 27, 1997 and July 21, 1997 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). Dictaphone Non-U.S. (Predecessor Company) is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. (Predecessor Company) are not presented because management has determined that they would not be meaningful to investors in the Notes.

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)

             The following are the supplemental consolidating statements of operations for the three and six month periods ended June 30, 1997 and 1996, the supplemental consolidating balance sheet information as of December 31, 1996 and June 30, 1997, and cash flow information for the six month periods ended June 30, 1996 and 1997.


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1997


                                             DICTAPHONE       DICTAPHONE    DICTAPHONE      CONSOLIDATING
                                             CORPORATION          U.S.        NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                             -----------      ----------    ----------      -------------   ------------

       Revenue from:
         Sales and rentals                    $      ---      $   51,955    $    8,337      $  (2,956)      $   57,336
         Support services                            ---          19,750         2,855            ---           22,605
                                              ----------      ----------    ----------      ---------       ----------
             Total revenues                          ---          71,705        11,192         (2,956)          79,941
                                              ----------      ----------    ----------      ---------       ----------

       Costs and expenses:
         Cost of sales and rentals                   ---          38,187         6,648         (3,032)          41,803
         Selling, service and administrative          70          49,501         4,837            ---           54,408
         Research and development                    ---           3,599           ---            ---            3,599
         Interest expense - net and other            365           9,285           445            ---           10,095
                                              ----------      ----------    ----------      ---------       ----------
             Total costs and expenses                435         100,572        11,930         (3,032)         109,905
                                              ----------      ----------    ----------      ---------       ----------

       Equity (loss) earnings                    (12,401)            ---           ---         12,401              ---
                                              ----------      ----------    ----------      ---------       ----------

       (Loss) income before income taxes         (12,836)        (28,867)         (738)        12,477          (29,964)

       Income tax benefit (expense)                 (177)         10,788           304            (31)          10,884
                                              ----------      ----------    ----------      ---------       ----------

       Net (loss) income                      $  (13,013)     $  (18,079)   $     (434)     $  12,446       $  (19,080)
                                              ==========      ==========    ==========      =========       ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1997


                                              DICTAPHONE      DICTAPHONE    DICTAPHONE      CONSOLIDATING
                                              CORPORATION         U.S.        NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              -----------     ----------    ----------      -------------   ------------

       Revenue from:
         Sales and rentals                    $      ---      $  103,997    $   17,211      $  (5,624)      $  115,584
         Support services                            ---          39,985         5,539            ---           45,524
                                              ----------      ----------    ----------      ---------       ----------
             Total revenues                          ---         143,982        22,750         (5,624)         161,108
                                              ----------      ----------    ----------      ----------      ----------

       Costs and expenses:
         Cost of sales and rentals                   ---          65,608        11,544         (5,753)          71,399
         Selling, service and administrative         289          91,854        11,217            ---          103,360
         Research and development                    ---           7,333           ---            ---            7,333
         Interest expense - net and other          1,240          18,259         1,414            ---           20,913
                                              ----------      ----------    ----------      ---------       ----------
             Total costs and expenses              1,529         183,054        24,175         (5,753)         203,005
                                              ----------      ----------    ----------      ---------       ----------

       Equity (loss) earnings                    (13,317)            ---           ---         13,317              ---
                                              ----------      ----------    ----------      ---------       ----------

       (Loss) income before income taxes         (14,846)        (39,072)       (1,425)        13,446          (41,897)

       Income tax benefit (expense)                  117          14,554           365            (53)          14,983
                                              ----------      ----------    ----------      ----------      ----------

       Net (loss) income                      $  (14,729)     $  (24,518)   $   (1,060)     $  13,393       $  (26,914)
                                              ==========      ==========    ==========      =========       ==========

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1996




                                              DICTAPHONE      DICTAPHONE    DICTAPHONE      CONSOLIDATING
                                              CORPORATION         U.S.        NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              -----------     ----------    ----------      -------------   ------------

       Revenue from:
         Sales and rentals                    $      ---      $   56,635    $    8,784      $  (3,178)      $   62,241
         Support services                            ---          20,060         2,951            ---           23,011
                                              ----------      ----------    ----------      ---------       ----------
             Total revenues                          ---          76,695        11,735         (3,178)          85,252
                                              ----------      ----------    ----------      ---------       ----------

       Costs and expenses:
         Cost of sales and rentals                   ---          29,765         4,876         (2,929)          31,712
         Selling, service and administrative          69          43,959         7,841            (15)          51,854
         Research and development                    ---           3,996           ---            ---            3,996
         Interest expense - net and other            404           9,428           530             15           10,377
                                              ----------      ----------    ----------      ---------       ----------
             Total costs and expenses                473          87,148        13,247         (2,929)          97,939
                                              ----------      ----------    ----------      ---------       ----------

       Equity (loss) earnings                     (1,310)            ---           ---          1,310              ---
                                              ----------      ----------    ----------      ---------       ----------

       (Loss) income before income taxes          (1,783)        (10,453)       (1,512)         1,061          (12,687)

       Income tax benefit                            113           3,896           685            103            4,797
                                              ----------      ----------    ----------      ---------       ----------

       Net (loss) income                      $   (1,670)     $   (6,557)   $     (827)     $   1,164       $   (7,890)
                                              ==========      ==========    ==========      =========       ==========



7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1996




                                              DICTAPHONE      DICTAPHONE    DICTAPHONE      CONSOLIDATING
                                              CORPORATION         U.S.        NON-U.S.      ADJUSTMENTS     CONSOLIDATED
                                              -----------     ----------    ----------      -------------   ------------

       Revenue from:
         Sales and rentals                    $      ---      $  107,027    $   19,800      $  (6,602)      $  120,225
         Support services                            ---          39,710         5,776            ---           45,486
                                              ----------      ----------    ----------      ---------       ----------
             Total revenues                          ---         146,737        25,576         (6,602)         165,711
                                              ----------      ----------    ----------      ---------       ----------

       Costs and expenses:
         Cost of sales and rentals                   ---          60,357        11,082         (6,245)          65,194
         Selling, service and administrative         107          86,855        15,418            ---          102,380
         Research and development                    ---           7,583           ---            ---            7,583
         Interest expense - net and other          1,257          18,909         1,215             14           21,395
                                              ----------      ----------    ----------      ---------       ----------
             Total costs and expenses              1,364         173,704        27,715         (6,231)         196,552
                                              ----------      ----------    ----------      ---------       ----------

       Equity (loss) earnings                     (5,725)            ---           ---          5,725              ---
                                              ----------      ----------    ----------      ---------       ----------

       (Loss) income before income taxes          (7,089)        (26,967)       (2,139)         5,354          (30,841)

       Income tax benefit                            372          10,303           695            151           11,521
                                              ----------      ----------    ----------      ---------       ----------

       Net (loss) income                      $   (6,717)     $  (16,664)   $   (1,444)     $   5,505       $  (19,320)
                                              ==========      ==========    ==========      =========       ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996



                                              DICTAPHONE      DICTAPHONE      DICTAPHONE    CONSOLIDATING
                                              CORPORATION         U.S.          NON-U.S.    ADJUSTMENTS     CONSOLIDATED
                                              -----------     ----------      ----------    -------------   ------------

       ASSETS

       Current assets:
         Cash                                 $      ---      $    6,569      $    1,358    $      ---      $    7,927
         Accounts receivable                       9,896          49,259           8,165       (13,619)         53,701
         Inventories                                 ---          48,220           9,919        (1,299)         56,840
         Other current assets                        517           5,445           3,871           ---           9,833
                                              ----------      ----------      ----------    ----------      ----------
           Total current assets                   10,413         109,493          23,313       (14,918)        128,301

       Note receivable                               ---          17,491             ---       (17,491)            ---
       Investments in subsidiaries               440,601             ---             ---      (440,601)            ---
       Fixed assets, net                             ---          33,833           3,175           ---          37,008
       Intangibles, net                            2,131         250,872          18,019           ---         271,022
       Deferred financing costs, net              14,255             ---             ---           ---          14,255
       Other assets                                3,246          48,571           1,919           513          54,249
                                              ----------      ----------      ----------    ----------      ----------
       Total assets                           $  470,646      $  460,260      $   46,426    $ (472,497)     $  504,835
                                              ==========      ==========      ==========    ==========      ==========


       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable, interest payable
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
                                              ==========      ==========      ==========    ==========      ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                  JUNE 30, 1997



                                              DICTAPHONE    DICTAPHONE      DICTAPHONE    CONSOLIDATING
                                              CORPORATION       U.S.          NON-U.S.    ADJUSTMENTS     CONSOLIDATED
                                              -----------   ----------      ----------    -------------   ------------

       ASSETS

       Current assets:
         Cash                                 $      ---    $    5,307      $      514    $      ---     $    5,821
         Accounts receivable                      10,511        45,898           8,754       (11,612)        53,551
         Inventories                                 ---        39,114           4,851        (1,170)        42,795
         Other current assets                         27         7,000           5,636           ---         12,663
                                              ----------    ----------      ----------    ----------     ----------
           Total current assets                   10,538        97,319          19,755       (12,782)       114,830

       Note receivable                               ---        18,179             ---       (18,179)           ---
       Investments in subsidiaries               438,517           ---             ---      (438,517)           ---
       Fixed assets, net                             ---        33,013           2,748           ---         35,761
       Intangibles, net                            2,104       232,893          16,337           ---        251,334
       Deferred financing costs, net              12,978           ---             ---           ---         12,978
       Other assets                                3,488        63,241           1,903           460         69,092
                                              ----------    ----------      ----------    ----------     ----------
       Total assets                           $  467,625    $  444,645      $   40,743    $ (469,018)    $  483,995
                                              ==========    ==========      ==========    ==========     ==========


       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities             $   10,239    $   39,827      $    7,732    $  (11,612)    $   46,186
       Advance billings                              ---        28,360           3,572           ---         31,932
       Current portion of long-term debt          13,750           ---             164           ---         13,914
                                              ----------    ----------      ----------    ----------     ----------
             Total current liabilities            23,989        68,187          11,468       (11,612)        92,032
       Long-term debt                            367,193       345,245          17,998      (380,929)       349,507
       Other liabilities                             ---        10,502             298           ---         10,800
       Stockholders' equity                       76,443        20,711          10,979       (76,477)        31,656
                                              ----------    ----------      ----------    -----------    ----------
       Total liabilities
         and stockholders' equity             $  467,625    $  444,645      $   40,743    $ (469,018)    $  483,995
                                              ==========    ==========      ==========    ==========     ==========


7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1996


                                                 DICTAPHONE     DICTAPHONE    DICTAPHONE       CONSOLIDATING
                                                 CORPORATION        U.S.        NON-U.S.       ADJUSTMENTS    CONSOLIDATED
                                                 -----------    ----------    ----------       -------------  ------------

     Operating activities:
       Net loss                                  $   (6,717)    $  (16,664)   $   (1,444)      $    5,505     $  (19,320)
       Adjustments to reconcile net
        loss to net cash provided by
        (used in) operating activities:
         Depreciation and amortization                2,853         32,924         2,333              ---         38,110
         Provision for deferred income taxes           (415)       (11,460)         (410)            (473)       (12,758)
         Change in assets and liabilities:
           Accounts receivable                       (2,876)         4,977        (1,018)           2,566          3,649
           Inventories                                  ---           (891)        1,011              371            491
           Other current assets                         ---          1,316        (1,961)             (47)          (692)
           Accounts payable and
            accrued liabilities                         530         (2,365)         (379)          (2,387)        (4,601)
           Advance billings                             ---         (1,864)          163              ---         (1,701)
           Other assets and other                     8,335         (8,850)         (497)          (5,535)        (6,547)
                                                 ----------     ----------    ----------       ----------     ----------
     Cash used in operating activities                1,710         (2,877)       (2,202)             ---         (3,369)
                                                 ----------     ----------    ----------       ----------     ----------

     Investing activities:
       Payment for acquisition                       (8,000)           ---           ---              ---         (8,000)
       Net investment in fixed assets                   ---         (2,068)         (191)             ---         (2,259)
                                                 ----------     ----------    ----------       ----------     ----------
     Cash used in investing activities               (8,000)        (2,068)         (191)             ---        (10,259)
                                                 ----------     ----------    ----------       ----------     ----------

     Financing activities:
       Repayment under term loan facility            (3,500)           ---           ---              ---         (3,500)
       Borrowing from promissory notes               (6,345)         6,345           ---              ---            ---
       Borrowing from subsidiary                      9,124         (9,124)          ---              ---            ---
       Borrowing from revolving credit facility      11,000            ---           ---              ---         11,000
       Repayment under revolving credit facility     (4,000)           ---           ---              ---         (4,000)
       Other                                             11            ---           121              ---            132
                                                 ----------     ----------    ----------       ----------     ----------
     Cash provided by (used in) financing
      activities                                      6,290         (2,779)          121              ---          3,632
                                                 ----------     ----------    ----------       ----------     ----------

     Effect of exchange rate changes on cash            ---            ---           (36)             ---            (36)
                                                 ----------     ----------    ----------       ----------     ----------

     Decrease in cash                                   ---         (7,724)       (2,308)             ---        (10,032)

     Cash, beginning of period                          ---         11,591         2,688              ---         14,279
                                                 ----------     ----------    ----------       ----------     ----------

     Cash, end of period                         $      ---     $    3,867    $      380       $      ---     $    4,247
                                                 ==========     ==========    ==========       ==========     ==========

7. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1997


                                                 DICTAPHONE     DICTAPHONE    DICTAPHONE       CONSOLIDATING
                                                 CORPORATION        U.S.        NON-U.S.       ADJUSTMENTS    CONSOLIDATED
                                                 -----------    ----------    ----------       -------------  ------------

Operating activities:
   Net loss                                      $  (14,729)    $  (24,518)   $   (1,060)      $   13,393     $  (26,914)
   Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                    1,858         26,152         1,754              ---         29,764
     Provision for deferred income taxes               (242)       (14,555)          (26)              53        (14,770)
     Non-cash provision for inventory obsolescence      ---          8,875         1,616              ---         10,491
     Change in assets and liabilities:
       Accounts receivable                             (615)         3,361        (1,147)          (2,007)          (408)
       Inventories                                      ---         (1,144)        3,110             (129)         1,837
       Other current assets                             490         (1,555)       (1,813)             ---         (2,878)
       Accounts payable and
        accrued liabilities                            (421)          (423)       (2,619)           2,154         (1,309)
       Advance billings                                 ---         (2,886)          106              ---         (2,780)
       Other assets and other                        13,583         (2,486)          256          (13,584)        (2,231)
                                                 ----------     ----------    ----------       ----------     ----------
Cash used in operating activities                       (76)        (9,179)          177             (120)        (9,198)
                                                 ----------     ----------    ----------       ----------     ----------

Investing activities:
   Net investment in fixed assets                                   (2,895)         (128)             ---         (3,023)
                                                 ----------     ----------    ----------       ----------     ----------
Cash used in investing activities                       ---         (2,895)         (128)             ---         (3,023)
                                                 ----------     ----------    ----------       ----------     ----------

Financing activities:
   Repayment under term loan facility                (5,500)           ---           ---              ---         (5,500)
   Borrowing from promissory notes                  (11,500)        11,500           ---              ---            ---
   Borrowing from subsidiary                            688           (688)          ---              ---            ---
   Borrowing from revolving credit facility          37,500            ---           ---              ---         37,500
   Repayment under revolving credit facility        (20,500)           ---           ---              ---        (20,500)
   Other                                               (612)           ---          (807)             120         (1,299)
                                                 ----------     ----------    ----------       ----------     ----------
Cash provided by (used in) financing
 activities                                              76         10,812          (807)             120         10,201
                                                 ----------     ----------    ----------       ----------     ----------

Effect of exchange rate changes on cash                 ---            ---           (86)             ---            (86)
                                                 ----------     ----------    ----------       ----------     ----------

Decrease in cash                                        ---         (1,262)         (844)             ---         (2,106)

Cash, beginning of period                               ---          6,569         1,358              ---          7,927
                                                 ----------     ----------    ----------       ----------     ----------

Cash, end of period                              $      ---     $    5,307    $      514       $      ---     $    5,821
                                                 ==========     ==========    ==========       ==========     ==========



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
              ---------------------------------------------------------------

OVERVIEW


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                      ----------------------------           ----------------------------
                                                         1996               1997              1996                 1997
                                                       --------           --------            ------             ------
                                                                                 (IN MILLIONS)
                                                                                  (UNAUDITED)

Total revenue                                         $   85.3            $   79.9            $ 165.7             $ 161.1

Cost of sales and rentals (1)                             31.7                41.8               65.2                71.4
Selling, service and administrative expense               51.9                54.4              102.3               103.4
Research and development                                   4.0                 3.6                7.6                 7.3
                                                      --------            --------            -------             -------
     Operating loss                                       (2.3)              (19.9)              (9.4)              (21.0)
                                                      --------            --------            -------             -------

Interest expense and other expense, net                   10.4                10.1               21.4                20.9
Income tax benefit                                        (4.8)              (10.9)             (11.5)              (15.0)
                                                      --------            --------            -------             -------

Net loss                                              $   (7.9)           $  (19.1)           $ (19.3)            $ (26.9)
                                                      ========            ========            =======             =======

EBITDA (2)                                            $   13.8            $    4.3            $  26.0             $  17.4
                                                      ========            ========            =======             =======

---------------------

       (1) Cost of sales and rentals do not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable. Accordingly, such expenses are included in selling, service and administrative expenses.

       (2) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation and amortization and other non-cash charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                      ----------------------------           ---------------------------
                                                         1996               1997               1996               1997
                                                       --------           --------            ------             ------
                                                                                 (IN MILLIONS)
                                                                                  (UNAUDITED)
Revenue from:
    Sales:
    U.S. Integrated Voice Systems                     $   13.0            $   11.0            $  25.1             $  22.6
    U.S. Integrated Health Systems                         9.1                 7.3               15.2                16.7
    U.S. Application & Training Specialists                0.2                 0.5                0.2                 1.0
                                                      --------            --------            -------             -------
       Total U.S. Voice Systems                           22.3                18.8               40.5                40.3
    U.S. Communication Recording Systems                  14.3                13.7               26.8                25.6
    U.S. Customer Service Parts                            4.5                 4.0                8.9                 8.0
    Contract Manufacturing
       (including sales to Pitney Bowes)                  10.8                10.5               20.9                19.6
    U.S. Dealer Operations                                 1.1                 1.6                2.3                 3.9
    International Operations                               8.6                 8.3               19.6                17.2
                                                      --------            --------            -------             -------
         Total sales                                      61.6                56.9              119.0               114.6
                                                      --------            --------            -------             -------

    Rentals                                                0.7                 0.5                1.2                 1.0
                                                      --------            --------            -------             -------
         Total sales and rentals                          62.3                57.4              120.2               115.6
                                                      --------            --------            -------             -------

    Service:
    U.S. Customer Service                                 20.0                19.7               39.7                40.0
    International Operations                               3.0                 2.8                5.8                 5.5
                                                      --------            --------            -------             -------
         Total support service                            23.0                22.5               45.5                45.5
                                                      --------            --------            -------             -------

Total revenue                                         $   85.3            $   79.9            $ 165.7             $ 161.1
                                                      ========            ========            =======             =======


RESULTS OF OPERATIONS - SECOND QUARTER 1997 VS. SECOND QUARTER 1996

     Total revenue for the second quarter of 1997 declined 6.2% to $79.9 million from $85.3 million during the second quarter of 1996. This decline in revenue is attributable to lower sales revenue from U.S. Voice Systems ("U.S.V.S."), U.S. Communications Recording Systems ("U.S.C.R.S."), and Contract Manufacturing, and lower revenue from U.S. Customer Service and International Operations offset in part by increased sales revenue from U.S. Dealer Operations.

     U.S.V.S. revenue declined 15.7% to $18.8 million from $22.3 million due to lower U.S. Integrated Voice Systems ("U.S.I.V.S.") and U.S. Integrated Health Systems ("U.S.I.H.S.") revenue. U.S.I.V.S. revenue declined 15.4% to $11.0 million from $13.0 million due to lower billings of desktops, Straight Talk(TM) and accessories. U.S.I.H.S. revenue declined 19.8% to $7.3 million from $9.1 million due to lower systems billings. U.S.C.R.S. revenue declined 4.2% to $13.7 million from $14.3 million due to lower Prolog(TM) and Sentinel(TM) installations. U.S. Customer Service revenue (including sales of parts) declined 3.5% to $23.7 million from $24.5 million due to lower proprietary product service contract and parts revenue partially offset by increased third party maintenance revenue. Revenue from International Operations declined 4.3% to $11.1 million from $11.6 million due to lower service revenue as well as $0.2 million of unfavorable currency exchange.

     Cost of sales and rentals increased 31.9% to $41.8 million (52.3% of total revenue) during the three months ended June 30, 1997 from $31.7 million (37.2% of total revenue) for the three months ended June 30, 1996. Cost of sales and rentals as a percentage of revenue increased during the three months ended June 30, 1997 due primarily to a one time non-cash charge of $10.5 million associated with the provision for excess field service parts and stock related to the Company's Digital Express(TM) and Records Express(TM) products. With the production of Enterprise Express(TM) in June 1997, the Company provided for excess service parts and field stock associated with those products that the Enterprise Express(TM) product would replace. The Company recorded this charge as an inventory provision.

     Selling, service and administrative expenses (including amortization of intangibles) for the second quarter of 1997 increased 4.8% to $54.4 million (68.0% of total revenue) from $51.9 million (60.8% of total revenue) for the comparable period in 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $9.3 million and $12.1 million, respectively, from the three months ended June 30, 1997 and 1996, selling, service and administrative expenses would have represented 56.4% of total revenue for the three months ended June 30, 1997 versus 46.6% of total revenue for the comparable period of 1996. Keeping with the Company's efforts to reduce its cost structure, the Company identified and eliminated over 90 full-time positions and recorded a $2.3 million severance provision associated with this reduction. The increase in selling, service and administrative expenses is attributable to the provision for severance, as well as increases in U.S.C.R.S. selling expense, trade show and marketing expenses, management compensation and higher repair costs for U.S. Customer Service, partially offset by lower U.S.I.V.S. selling expenses.

     Research and development expenses of $3.6 million for the three months ended June 30, 1997 were 10.0% lower than the comparable period in 1996.

     The Company recorded an operating loss of $19.9 million during the second quarter of 1997 compared to an operating loss of $2.3 million for the second quarter of 1996. Excluding purchase accounting adjustments associated with the Acquisition of $10.2 million and $13.5 million from the second quarter of 1997 and 1996, respectively, operating profit would have declined by $20.9 million due to lower revenue, higher costs associated with the one time charge for inventory obsolescence and higher expenses associated with the severance provision and increased marketing costs.

     The Company has recorded a deferred tax asset of $58.6 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of June 30, 1997 is approximately $58.5 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of June 30, 1997. This conclusion is based upon (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

     Total revenue for the first six months of 1997 decreased 2.8% to $161.1 million from $165.7 million for the first six months ended June 30, 1996. This decline in revenue is attributable to lower sales revenue from U.S.V.S., U.S.C.R.S., Contract Manufacturing and lower revenue from U.S. Customer Service and International Operations offset in part by increased sales revenue from U.S. Dealer Operations. U.S.V.S. revenue declined 0.5% to $40.3 million from $40.5 million due to lower U.S.I.V.S. revenue partially offset by increased U.S.I.H.S. and U.S. Application and Training Specialists ("U.S.A.T.S.") revenue. U.S.I.V.S. revenue declined 10.0% to $22.6 million from $25.1 million due to lower billings for desktops, Straight Talk(TM) and small digital systems. U.S.I.H.S. revenue increased 9.9% to $16.7 million from $15.2 million due to higher system installations which included $1.5 million of Enterprise Express revenue. U.S.C.R.S. revenue declined 4.5% to $25.6 million from $26.8 million due to lower Prolog(TM) and Sentinel(TM) installations. U.S. Customer Service revenue (including sale of parts) declined 1.3% to $48.0 million from $48.6 million due to lower proprietary product service contract and parts revenue partially offset by increased installation, third party maintenance and integration revenue. Revenue from International Operations declined 11.0% to $22.8 million from $25.6 million due to lower Communications Recording System, service and desktop and portable revenue as well as $0.5 million of unfavorable currency exchange. Contract Manufacturing revenue for the first six months of 1997 was 5.9% lower than the corresponding period of 1996.

     Order backlog at June 30, 1997 totalled $29.0 million representing an increase of $4.4 million, or 17.9%, over order backlog at December 31, 1996. Order backlog at June 30, 1996 totalled $28.4 million.

     Cost of sales and rentals increased 9.5% to $71.4 million (44.3% of total revenue) during the first six months ended June 30, 1997 from $65.2 million (39.3% of total revenue) for the first six months ended June 30, 1996. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $1.8 million and $5.8 million for the six months ended June 30, 1997 and 1996, respectively, cost of sales and rentals would have increased as a percent of revenue to 43.2% for the six months ended June 30, 1997 from 35.8% for the six months ended June 30, 1996. Cost of sales and rentals as a percent of revenue increased during the six months ended June 30, 1997 due to a one time non-cash charge of $10.5 million associated with the provision for excess field service parts and stock related to Digital Express(TM) and Records Express(TM) products.

     Selling, service and administrative expenses (including amortization of intangibles) for the first six months of 1997 increased 1.0% to $103.4 million (64.2% of total revenue) from $102.3 million (61.7% of total revenue) for the comparable period in 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $18.9 million and $24.2 million, respectively, from the six months ended June 30, 1997 and 1996, selling, service and administrative expenses would have represented 52.4% of total revenue for the six months ended June 30, 1997 versus 47.1% of total revenue for the comparable period of 1996. The increase in selling, service and administrative expenses is attributable to the $2.3 million provision for severance, as well as increases in sales support, trade show and marketing expense, U.S.A.T.S. training costs, increased legal expense and management compensation. Partially offsetting this increase were lower U.S.I.V.S. selling expense and lower International Operations administrative and service expenses.

     Research and development expenses of $7.3 million for the six months ended June 30, 1997 were 3.3% lower than the comparable period in 1996.

     The Company recorded an operating loss of $21.0 million during the first six months of 1997 compared to an operating loss of $9.4 million for the first six months of 1996. Excluding purchase accounting adjustments associated with the Acquisition of $20.7 million and $30.0 million, respectively, for the first six months of 1997 and 1996, operating profit would have declined by $20.9 million due to lower revenue, higher costs associated with the charge for inventory obsolescence, the provision for severance and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At June 30, 1997, the Company had outstanding term loans of $136.75 million (the "Term Loans") and a $26.0 million loan outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility at June 30, 1997 was $14.0 million. Borrowings under the Revolving Credit Facility are expected to increase in the third and fourth quarters of 1997 as a result of, among other factors, the scheduled interest payment of $11.75 million made under the Notes, which payment was made on August 1, 1997. Scheduled annual principal payments on the term loans will be $11.75 million in 1997, $15.75 million in 1998 and 1999 and $19.75 million in 2000. There are no scheduled reductions in the Revolving Credit Facility over the next five years; however, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period, as modified by the amendment to the Bank Credit Agreement described below.

     As a result of the need for additional liquidity during the remainder of 1997, the Company entered into an agreement on August 1, 1997 with a lender to provide a facility (the "New Facility") with a $10 million line of credit, under which the Company drew $1.5 million on that date. Loans incurred under the facility mature, and the facility terminates, on January 30, 1998 and such loans bear interest at the election of the Company at either (i) 2.5% over the base rate set forth in the Bank Credit Agreement or (ii) 3.5% over a rate related to the Eurodollar rate quoted by the lender under the facility. Under the terms of the New Facility, various entities related to Stonington Capital Appreciation 1994 Fund (L.P.), the Company's principal stockholder ("Stonington"), have agreed to assume loans under the facility if the Company defaults under its obligations under such facility. The New Facility provides that if Stonington assumes the loans pursuant to such provisions, it will have the option to convert all of the principal and interest due under the assumed loans into shares of Common Stock of the Company at a conversion rate of $10.00 per share, which is equal to the price paid by management investors upon the closing of the acquisition of the Company. The Company repaid all outstanding borrowings under the New Facility on August 6, 1997.

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

     On June 30, 1997, the Company and the lenders under its Credit Agreement executed a further amendment to such credit agreement, dated as of June 27, 1997, modifying certain of the covenants contained therein. The amendment revised the financial covenants for maximum leverage ratio, minimum consolidated EBITDA, and minimum interest coverage ratio, suspended the outstanding revolver limitation to reduce loans under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period until January 1, 1999, and increased allowable Other Indebtedness (as defined therein) from $1.5 million to $10.0 million. On July 21, 1997, the Company and the lenders under its Credit Agreement executed a clarifying amendment to such Credit Agreement which permits cash proceeds obtained through increased Other Indebtedness to be used for working capital purposes.

     The Company had $200.0 million of Notes outstanding as of June 30, 1997. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At June 30, 1997, the fair value of the Notes was favorable $16 million based on dealer quotes.

     Capital expenditures for the first half of 1997 totaled $3.0 million. The Company does not expect the limitation on capital expenditures in the Credit Agreement to restrict capital expenditures in a material manner.

     The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company is currently planning to introduce a number of new products in its target markets in the second half of 1997 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, assuming the successful introduction of its new products, and its ability to borrow under the Revolving Credit Facility and the New Facility, will be adequate to meet the Company's debt service obligations, including the repayment of the New Facility, working capital needs and planned capital expenditures for the foreseeable future.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

       Not currently applicable to the Company.


                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

       See Note 6 to the Condensed Consolidated Statements of Operations (Unaudited) of Dictaphone Corporation which is incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   EXHIBITS

             10.16     --  Letter Agreement, dated April 11, 1997, between
                           Dictaphone Corporation and Mr. Peter Tong.+

             10.17     --  Letter Agreement, dated July 9, 1997, between
                           Dictaphone Corporation and Mr. Joseph D. Skrzypczak.+

             10.18     --  Amendment No. 2 to the Dictaphone Corporation
                           Management Stock Option Plan.+

             10.19     --  Third Amendment (Technical Correction) to Credit
                           Agreement, dated as of July 21, 1997, by and among Dictaphone Corporation and the Lenders party thereto.

             27        --  Financial Data Schedule.

-----------------------------------
+   Management contract or compensatory arrangement

    UNDERTAKING:

       The undersigned, Dictaphone Corporation, hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Dictaphone Corporation and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Dictaphone Corporation and its consolidated subsidiaries.

       (b)   REPORTS ON FORM 8-K

                    On July 8, 1997,  the Company filed a Current Report on Form
              8-K, reporting, under Item 5 thereof, the amendment of certain covenants contained in the Company's senior Bank Credit Agreement, dated as of August 7, 1995, as amended. No other reports on Form 8-K were filed by the Company during the quarter.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  August 13, 1997                        DICTAPHONE CORPORATION
                                            ----------------------------
                                                    (Registrant)




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

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBITS                     DESCRIPTION                           NUMBERED PAGE
--------                     -----------                           -------------

10.16    --  Letter Agreement, dated April 11, 1997, between
             Dictaphone Corporation and Mr. Peter Tong.+

10.17    --  Letter Agreement, dated July 9, 1997, between
             Dictaphone Corporation and Mr. Joseph D.
             Skrzypczak.+

10.18    --  Amendment No. 2 to the Dictaphone Corporation
             Management Stock Option Plan.+

10.19    --  Third Amendment (Technical Correction) to Credit
             Agreement, dated as of July 21, 1997, by and among Dictaphone Corporation and the Lenders party thereto.

27       --  Financial Data Schedule

-----------------------------------
+   Management contract or compensatory arrangement