Form 10-Q
period 1997-09-30
DICTAPHONE CORP /DE
filed 1997-11-14
CIK 946734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                    or

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


                   -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     X            NO  ____

Number of Shares of Common Stock, Par Value $.01, outstanding as of November 12, 1997: 9,452,000

The Common Stock of the registrant is not publicly traded.


                             DICTAPHONE CORPORATION
                             ----------------------

                                      INDEX
                                      -----



                                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Condensed Consolidated Financial Statements

           Unaudited Condensed Consolidated Statements of Operations for the
           Three Months Ended September 30, 1997 and September 30, 1996                 2

           Unaudited Condensed Consolidated Statements of Operations for the
           Nine Months Ended September 30, 1997 and September 30, 1996                  3

           Condensed Consolidated Balance Sheets as of  September 30, 1997
           (Unaudited) and December 31, 1996                                            4

           Unaudited Condensed Consolidated Statements of Cash Flow for the
           Nine Months Ended September 30, 1997 and September 30, 1996                  5

           Notes to Unaudited Consolidated Financial Statements                      6 - 17

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         18 - 23

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                     24

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                              24

ITEM 6.  Exhibits and Reports on Form 8-K                                               24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)


                                                  THREE MONTHS              THREE MONTHS
                                                      ENDED                     ENDED
                                               SEPTEMBER 30, 1997        SEPTEMBER 30, 1996
                                               ------------------        ------------------
         Revenues:
            Product sales and rentals                $52,416                   $49,488
            Contract manufacturing sales              10,739                    10,813
            Support services                          24,561                    23,146
                                                     -------                   -------

               Total revenue                          87,716                    83,447
                                                     -------                   -------

         Costs and expenses:

            Cost of sales and rentals                 32,881                    31,316

            Selling, service and administrative       40,201                    40,859

            Amortization of intangibles                8,772                    10,028

            Research and development                   3,813                     3,839
                                                     -------                   -------

         Operating profit (loss)                       2,049                    (2,595)

         Interest expense                             10,497                    10,910

         Other expense (income) - net                    357                      (203)
                                                     -------                   -------

         Loss before income taxes                     (8,805)                  (13,302)

         Income tax benefit                            2,782                     4,797
                                                     -------                   -------

            Net loss                                  (6,023)                  (8,505)

            Stock dividends on PIK Preferred Stock       681                       593
                                                     -------                   -------

            Net loss applicable to Common Stock      $(6,704)                  $(9,098)
                                                     =======                   =======

            Net loss per share of Common Stock       $ (0.71)                  $ (0.96)
                                                     =======                   =======



     See accompanying notes to condensed consolidated financial statements.



                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share amount)



                                                   NINE MONTHS                 NINE MONTHS
                                                      ENDED                       ENDED
                                               SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
                                               ------------------          ------------------

         Revenues:
            Product sales and rentals               $148,375                   $148,862
            Contract manufacturing sales              30,364                     31,664
            Support services                          70,085                     68,632
                                                     -------                    -------

               Total revenue                         248,824                    249,158
                                                     -------                    -------

         Costs and expenses:

            Cost of sales and rentals                104,280                     96,510

            Selling, service and administrative      125,013                    121,325

            Amortization of intangibles               27,320                     31,942

            Research and development                  11,146                     11,422
                                                     -------                    -------

         Operating loss                              (18,935)                   (12,041)

         Interest expense                             31,174                     32,369

         Other expense (income) - net                    593                       (267)
                                                     -------                    -------

         Loss before income taxes                    (50,702)                   (44,143)

         Income tax benefit                           17,765                     16,318
                                                     -------                    -------

            Net loss                                 (32,937)                   (27,825)

            Stock dividends on PIK Preferred Stock     1,994                      1,725
                                                     -------                    -------

            Net loss applicable to Common Stock      $(34,931)                 $(29,550)
                                                     ========                   =======

            Net loss per share of Common Stock       $ (3.70)                  $  (3.12)
                                                     =======                    =======




     See accompanying notes to condensed consolidated financial statements.


                                                   DICTAPHONE CORPORATION

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except share amounts)

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                     1996            1997
                                                                                  ------------   -------------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                           $ 7,927         $  4,717
   Accounts receivable, less allowances of $1,339 and $1,035, respectively         53,701           68,432
   Inventories                                                                     56,840           44,223
   Other current assets                                                             9,833           11,546
                                                                                  -------         --------
      Total current assets                                                        128,301          128,918

Property, plant and equipment, net                                                 37,008           35,043
Deferred financing costs, net of accumulated amortization of $6,235
 and $8,806, respectively                                                          14,255           12,514
Intangibles, net of accumulated amortization of $58,177 and $85,497,
    respectively                                                                  271,022          242,840
Prepaid repurchases, leased equipment                                               5,163            3,936
Other assets                                                                       49,086           67,094
                                                                                 --------         --------
      Total assets                                                               $504,835         $490,345
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $  7,634         $ 11,343
   Interest payable                                                                10,342            4,485
   Accrued liabilities                                                             29,961           25,458
   Advance billings                                                                34,808           34,213
   Current portion of long-term debt                                               12,512           15,356
                                                                                 --------         --------
      Total current liabilities                                                    95,257           90,855

Long-term debt                                                                    340,086          363,211
Other liabilities                                                                  10,114           11,051
                                                                                 --------         --------
      Total liabilities                                                          $445,457         $465,117
                                                                                 --------         --------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred  stock ($.01 par value;  10,000,000 shares  authorized;
   1,500,000 shares of 14% PIK perpetual preferred stock
   issued and outstanding, liquidation value at
   September 30, 1997, $20,136)                                                    18,142           20,136
  Common stock ($.01 par value; 20,000,000 shares authorized;
   9,452,000 shares outstanding)                                                       95               95
  Notes receivable from stockholders                                               (1,052)            (831)
  Additional paid-in capital                                                       94,905           94,905
  Treasury stock, at cost                                                            (200)            (480)
  Accumulated deficit                                                             (51,676)         (86,607)
  Accumulated translation adjustment                                                 (836)          (1,990)
                                                                                 --------         --------
      Total stockholders' equity                                                   59,378           25,228
                                                                                 --------         --------
      Total liabilities and stockholders' equity                                 $504,835         $490,345
                                                                                 =========        =========

     See accompanying notes to condensed consolidated financial statements.



                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                                   NINE MONTHS               NINE MONTHS
                                                                                      ENDED                     ENDED
                                                                                SEPTEMBER 30, 1996        SEPTEMBER 30, 1997
                                                                                ------------------        ------------------
     Operating activities:
       Net loss                                                                     $(27,825)                 $ (32,937)
       Adjustments  to  reconcile  net loss to net cash
       provided  by (used  in) operating activities:
         Depreciation and amortization (including $5,079
         and $1,706, respectively, of nonrecurring charges)                           55,116                     42,903
         Provision for deferred income taxes                                         (17,018)                   (17,804)
         Non-cash provision for inventory obsolescence (Note 3)                          ---                     10,491
         Changes in assets and liabilities:
           Accounts receivable                                                         1,666                    (15,569)
           Inventories                                                                   816                        (13)
           Other current assets                                                       (1,723)                    (1,841)
           Accounts payable and accrued liabilities                                  (11,907)                    (6,064)
           Advance billings                                                           (1,010)                      (443)
           Other assets and other                                                     (8,004)                    (2,849)
                                                                                    ---------                 ----------
              Net cash used in operating activities                                   (9,889)                   (24,126)
                                                                                    ---------                 ----------

     Investing activities:
       Payment for acquisition                                                        (8,000)                       ---
       Net investment in fixed assets                                                 (4,526)                    (3,935)
                                                                                    ---------                 ----------
           Net cash used in investing activities                                     (12,526)                    (3,935)
                                                                                    ---------                 ----------

     Financing activities:
       Repayment under term loan facility                                             (5,250)                    (8,250)
       Borrowings under revolving credit facility                                     30,500                     71,300
       Repayment under revolving credit facility                                     (12,500)                   (36,800)
       Other                                                                             489                     (1,276)
                                                                                    ---------                  ---------
         Net cash provided by financing activities                                    13,239                     24,974
                                                                                    ---------                  ---------

     Effect of exchange rate changes on cash                                             (16)                      (123)
                                                                                    ---------                  ---------

     Decrease in cash                                                                 (9,192)                    (3,210)

     Cash, beginning of period                                                        14,279                      7,927
                                                                                    ---------                  ---------

     Cash, end of period                                                            $  5,087                   $  4,717
                                                                                    =========                  =========

     SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                                  $ 34,467                   $ 34,476
                                                                                    =========                  =========
     Income taxes paid                                                              $ 1,289                    $    357
                                                                                    =========                  ========


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements of the Company are unaudited, as of and for the three and nine month periods ended September 30, 1997 and September 30, 1996, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts have been reclassified to conform to current year presentation.

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

         LOSS PER SHARE. The weighted average number of shares of common stock outstanding used in the computation of loss per share for the three months and nine months ended September 30, 1997 was 9,452,000 and 9,455,000, respectively.

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

3.   INVENTORIES

         Inventories consist of the following:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                   1996              1997
                                                ------------     -------------

         Raw materials and work in process        $14,881          $20,013
         Supplies and service parts                19,946           10,312
         Finished products                         22,013           13,898
                                                  -------          -------
         Total inventories                        $56,840          $44,223
                                                  =======          =======

         In June 1997, the Company recorded a one time non-cash charge of $10.5 million associated with the provision for excess field service parts and inventory related to the Company's Digital Express(TM) and Records Express(TM) products. With the production of Enterprise Express(TM) in June 1997, the Company provided for excess inventory associated with those products that the Enterprise Express(TM) product would replace, recording this charge as an inventory provision.

4.   INTANGIBLES

         The following summarizes intangible assets, net of accumulated amortization of $58,177 and $85,497 at December 31, 1996 and September 30, 1997, respectively. Amortization expense for the three and nine months ended September 30, 1997 was $8,772 and $27,320, respectively.

                                               DECEMBER 31,      SEPTEMBER 30,
                                                  1996               1997
                                               ------------      -------------

         Goodwill                                $139,687         $136,228
         Tradenames                                75,158           73,697
         Service contracts                         18,951           10,851
         Non-compete agreement                     30,057           16,383
         Patents                                    7,169            5,681
                                                 --------         --------
                                                 $271,022         $242,840
                                                 ========         ========

5.   INCOME TAXES

         The benefit for income taxes for the three and nine months ended September 30, 1997 is $2,782 and $17,765, respectively.

         The Company has recorded a net deferred tax asset of $62.6 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of September 30, 1997 is approximately $66.6 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of September 30, 1997. This conclusion is based upon (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION

         Dictaphone U.S. (Predecessor Company) has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as modified by amendments to Credit Agreement, dated June 28, 1996, June 27, 1997 and July 21, 1997 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Credit Agreement currently consists of a $75.0 million Tranche A Term Loan due March 31, 2001 (the "Tranche A Loan"), a $75.0 million Tranche B Term Loan due June 20, 2002 (the "Tranche B Loan" and together with the Tranche A Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). Dictaphone Non-U.S. (Predecessor Company) is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. (Predecessor Company) are not presented because management has determined that they would not be meaningful to investors in the Notes.

         The following are the supplemental consolidating statements of operations for the three and nine month periods ended September 30, 1997 and 1996, the supplemental consolidating balance sheet information as of December 31, 1996 and September 30, 1997, and cash flow information for the nine month periods ended September 30, 1996 and 1997.


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                             Dictaphone     Dictaphone     Dictaphone     Consolidating
                                             Corporation       U.S.         Non-U.S.       Adjustments        Consolidated
                                             -----------    ----------     ----------     -------------       ------------
Revenue from:
  Product sales and rentals                  $  ---         $47,939        $ 7,495          $(3,018)             $52,416
  Contract manufacturing sales                  ---          10,739            ---              ---               10,739
  Support services                              ---          22,074          2,487              ---               24,561
                                             ------         -------        --------         --------             --------
     Total revenues                             ---          80,752          9,982           (3,018)              87,716
                                             ------         -------        --------         --------             --------

Costs and expenses:
  Cost of sales and rentals                     ---          32,045          4,047           (3,211)              32,881
  Selling, service and administrative            50          43,577          5,346              ---               48,973
  Research and development                      ---           3,813            ---              ---                3,813
  Interest expense - net and other              269           9,662            923              ---               10,854
                                             -------        --------       --------         --------             --------
     Total costs and expenses                   319          89,097         10,316           (3,211)              96,521
                                             -------        ---------      --------         --------             --------

     Equity earnings (loss)                     887             ---            ---             (887)                 ---
                                             ------         -------        --------         --------             --------

     Income (loss) before income taxes          568          (8,345)          (334)            (694)              (8,805)

     Income tax benefit (expense)                38           2,967           (146)             (77)               2,782
                                             ------         --------       --------       ----------             --------

     Net income (loss)                       $  606         $(5,378)       $  (480)       $    (771)             $(6,023)
                                             ======         ========       ========       ==========             ========


7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1996


                                             Dictaphone     Dictaphone     Dictaphone     Consolidating
                                             Corporation       U.S.         Non-U.S.       Adjustments        Consolidated
                                             -----------    ----------     ----------     -------------       ------------
Revenue from:
  Product sales and rentals                 $   ---         $43,786        $ 8,204          $(2,502)             $49,488
  Contract manufacturing sales                  ---          10,813            ---              ---               10,813
  Support services                              ---          20,259          2,887              ---               23,146
                                            --------        -------        --------         --------             --------
     Total revenues                             ---          74,858         11,091           (2,502)              83,447
                                            --------        -------        --------         --------             --------

Costs and expenses:
  Cost of sales and rentals                     ---          29,502          4,355           (2,541)              31,316
  Selling, service and administrative            44          42,448          8,395              ---               50,887
  Research and development                      ---           3,839            ---              ---                3,839
  Interest expense - net and other              644           9,677            386              ---               10,707
                                            --------        --------       --------         --------             --------
     Total costs and expenses                   688          85,466         13,136           (2,541)              96,749
                                            --------        --------       --------         --------             --------

     Equity (loss) earnings                  (1,614)            ---            ---            1,614                  ---
                                            --------        --------       --------         --------             --------

     (Loss) income before income taxes       (2,302)        (10,608)        (2,045)           1,653              (13,302)

     Income tax benefit (expense)               250           3,867            695              (15)               4,797
                                            --------        --------       --------       ----------             --------

     Net (loss) income                      $(2,052)        $(6,741)       $(1,350)       $   1,638              $(8,505)
                                            ========        ========       ========       ==========             ========


7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                             Dictaphone     Dictaphone     Dictaphone     Consolidating
                                             Corporation       U.S.         Non-U.S.       Adjustments        Consolidated
                                             -----------    ----------     ----------     -------------       ------------
Revenue from:
  Product sales and rentals                $    ---         $132,311       $ 24,706         $ (8,642)           $ 148,375
  Contract manufacturing sales                  ---           30,364            ---              ---               30,364
  Support services                              ---           62,059          8,026              ---               70,085
                                           ---------        ---------      ---------        ---------            ---------
     Total revenues                             ---          224,734         32,732           (8,642)             248,824
                                           ---------        ---------      ---------        ---------            ---------

Costs and expenses:
  Cost of sales and rentals                     ---           97,653         15,591           (8,964)             104,280
  Selling, service and administrative           339          135,431         16,563              ---              152,333
  Research and development                      ---           11,146            ---              ---               11,146
  Interest expense - net and other            1,509           27,921          2,337              ---               31,767
                                           ---------        ---------      ---------        ---------            ---------
     Total costs and expenses                 1,848          272,151         34,491           (8,964)             299,526
                                           ---------        ---------      ---------        ---------            ---------

     Equity (loss) earnings                 (12,430)             ---            ---           12,430                  ---
                                           ---------        ---------      ---------        ---------            ---------

     (Loss) income before income taxes      (14,278)         (47,417)        (1,759)          12,752              (50,702)

     Income tax benefit (expense)               155           17,521            219             (130)              17,765
                                           ---------        ---------      ---------      -----------            ---------

     Net (loss) income                     $(14,123)        $(29,896)      $ (1,540)      $   12,622             $(32,937)
                                           =========        =========      =========      ===========            =========


7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1996



                                             Dictaphone     Dictaphone     Dictaphone     Consolidating
                                             Corporation       U.S.         Non-U.S.       Adjustments        Consolidated
                                             -----------    ----------     ----------     -------------       ------------
Revenue from:
  Product sales and rentals                $    ---         $129,962       $ 28,004         $ (9,104)           $ 148,862
  Contract manufacturing sales                  ---           31,664            ---              ---               31,664
  Support services                              ---           59,969          8,663              ---               68,632
                                           ---------        ---------      ---------        ---------            ---------
     Total revenues                             ---          221,595         36,667           (9,104)             249,158
                                           ---------        ---------      ---------        ---------            ---------

Costs and expenses:
  Cost of sales and rentals                     ---           89,859         15,437           (8,786)              96,510
  Selling, service and administrative           151          129,303         23,813              ---              153,267
  Research and development                      ---           11,422            ---              ---               11,422
  Interest expense - net and other            1,901           28,586          1,601               14               32,102
                                           ---------        ---------      ---------        ---------            ---------
     Total costs and expenses                 2,052          259,170         40,851           (8,772)             293,301
                                           ---------        ---------      ---------        ---------            ---------

     Equity (loss) earnings                  (7,339)             ---            ---            7,339                  ---
                                           ---------        ---------      ---------        ---------            ---------

     (Loss) income before income taxes       (9,391)         (37,575)        (4,184)           7,007              (44,143)

     Income tax benefit                         622           14,170          1,390              136               16,318
                                           ---------        ---------      ---------      -----------            ---------

     Net (loss) income                     $ (8,769)        $(23,405)      $ (2,794)      $    7,143             $(27,825)
                                           =========        =========      =========      ===========            =========


7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996

                                                            Dictaphone    Dictaphone      Dictaphone    Consolidating
                                                            Corporation      U.S.          Non-U.S.      Adjustments    Consolidated
                                                            -----------   ----------      ----------    -------------   ------------
     ASSETS

     Current assets:
      Cash                                                  $     ---     $   6,569       $  1,358        $     ---         $  7,927
      Accounts receivable                                       9,896        49,259          8,165          (13,619)          53,701
      Inventories                                                 ---        48,220          9,919           (1,299)          56,840
      Other current assets                                        517         5,445          3,871              ---            9,833
                                                            ---------     ---------       --------         ---------        --------
        Total current assets                                   10,413       109,493         23,313          (14,918)         128,301

     Note receivable                                              ---        17,491            ---          (17,491)             ---
     Investments in subsidiaries                              440,601           ---            ---         (440,601)             ---
     Fixed assets, net                                            ---        33,833          3,175              ---           37,008
     Intangibles, net                                           2,131       250,872         18,019              ---          271,022
     Deferred financing costs, net                             14,255           ---            ---              ---           14,255
     Other assets                                               3,246        48,571          1,919              513           54,249
                                                            ---------     ---------       --------         ---------       ---------
     Total assets                                           $ 470,646     $ 460,260        $46,426        $(472,497)       $ 504,835
                                                            =========     =========       ========        ==========       =========


     LIABILITIES AND STOCKHOLDERS'
     EQUITY

     Current liabilities:
      Accounts payable, interest payable
       and accrued liabilities                              $ 10,660      $  40,250       $ 10,793        $ (13,766)       $  47,937
     Advance billings                                            ---         31,246          3,562              ---           34,808
     Current portion of long-term debt                        11,750            ---            762              ---           12,512
                                                            --------      ---------       --------        ----------       ---------
         Total current liabilities                            22,410         71,496         15,117          (13,766)          95,257
     Long-term debt                                          357,005        333,745         18,077         (368,741)         340,086
     Other liabilities                                           ---          9,790            324              ---           10,114
     Stockholders' equity                                     91,231         45,229         12,908          (89,990)          59,378
                                                              ------      ---------       --------         ---------       ---------
     Total liabilities
       and stockholders' equity                             $470,646      $ 460,260       $ 46,426        $(472,497)       $ 504,835
                                                            ==========    =========       ========        ==========       =========



7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                               SEPTEMBER 30, 1997



                                                            Dictaphone    Dictaphone      Dictaphone    Consolidating
                                                            Corporation      U.S.          Non-U.S.      Adjustments    Consolidated
                                                            -----------   ----------      ----------    -------------   ------------
     ASSETS

     Current assets:
      Cash                                                  $     ---     $   3,518       $  1,199        $     ---         $  4,717
      Accounts receivable                                       4,326        60,524          8,546           (4,964)          68,432
      Inventories                                                 ---        41,232          3,968             (977)          44,223
      Other current assets                                        ---         7,008          4,538              ---           11,546
                                                            ---------     ---------       --------         ---------        --------
        Total current assets                                    4,326       112,282         18,251           (5,941)         128,918

     Note receivable                                              ---        17,562            ---          (17,562)             ---
     Investments in subsidiaries                              454,154           ---            ---         (454,154)             ---
     Fixed assets, net                                            ---        32,299          2,744              ---           35,043
     Intangibles, net                                           2,090       225,385         15,365              ---          242,840
     Deferred financing costs, net                             12,514           ---            ---              ---           12,514
     Other assets                                               3,549        65,139          1,959              383           71,030
                                                            ---------     ---------       --------         ---------       ---------
     Total assets                                           $ 476,633     $ 452,667        $38,319        $(477,274)       $ 490,345
                                                            =========     =========       ========        ==========       =========


     LIABILITIES AND STOCKHOLDERS'
     EQUITY

     Current liabilities:
      Accounts payable, interest payable
       and accrued liabilities                              $  4,508      $  35,259       $  6,483        $  (4,964)       $  41,286
     Advance billings                                            ---         31,315          2,898              ---           34,213
     Current portion of long-term debt                        14,750            ---            606              ---           15,356
                                                            --------      ---------       --------        ----------       ---------
         Total current liabilities                            19,258         66,574          9,987           (4,964)          90,855
     Long-term debt                                          380,326        359,995         17,952         (395,062)         363,211
     Other liabilities                                           ---         10,765            286              ---           11,051
     Stockholders' equity                                     77,049         15,333         10,094          (77,248)          25,228
                                                              ------      ---------       --------         ---------       ---------
     Total liabilities
       and stockholders' equity                             $476,633      $ 452,667       $ 38,319        $(477,274)       $ 490,345
                                                            ==========    =========       ========        ==========       =========



7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1996




                                                  Dictaphone     Dictaphone     Dictaphone     Consolidating
                                                  Corporation       U.S.         Non-U.S.      Adjustment          Consolidated
                                                  -----------    ----------     ----------     -------------       ------------

   Operating activities:
     Net loss                                     $(8,769)       $(23,405)      $ (2,794)       $  7,143             $  (27,825)
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                 4,263          47,542          3,311             ---                 55,116
      Provision for deferred income taxes            (725)        (15,327)          (508)           (458)               (17,018)
      Change in assets and liabilities:
        Accounts receivable                        (7,718)          1,110           (923)          9,197                  1,666
        Inventories                                   ---            (410)           894             332                    816
        Other current assets                         (215)          1,083         (2,531)            (60)                (1,723)
        Accounts payable and
         accrued liabilities                       (6,354)          1,803          1,459          (8,815)               (11,907)
        Advance billings                              ---            (503)          (507)            ---                 (1,010)
        Other assets and other                      7,610          (7,628)          (647)         (7,339)                (8,004)
                                                  -------        ---------      ---------       ---------            -----------
   Cash used in operating activities              (11,908)          4,265         (2,246)            ---                 (9,889)
                                                  --------       ---------      ---------       ---------            -----------

   Investing activities:
     Payment for acquisition                       (8,000)            ---            ---             ---                 (8,000)
     Net investment in fixed assets                   ---          (3,652)          (874)            ---                 (4,526)
                                                  --------       ---------      ---------       ---------            -----------
   Cash used in investing activities               (8,000)         (3,652)          (874)            ---                (12,526)
                                                  --------       ---------      ---------       ---------            -----------

   Financing activities:
     Repayment under term loan facility            (5,250)            ---            ---             ---                 (5,250)
     Borrowing from promissory notes              (12,866)         12,750            116             ---                    ---
     Borrowing from subsidiary                     20,744         (20,744)           ---             ---                    ---
     Borrowing from revolving credit facility      30,500             ---            ---             ---                 30,500
     Repayment under revolving credit facility    (12,500)            ---            ---             ---                (12,500)
     Other                                           (720)            ---          1,209             ---                    489
                                                  --------       ---------      ---------        --------             ----------
   Cash provided by (used in) financing
    activities                                     19,908          (7,994)         1,325             ---                 13,239
                                                  --------       ---------      ---------        --------             ----------

   Effect of exchange rate changes on cash            ---            ---             (16)            ---                    (16)
                                                  --------       ---------      ---------        --------             ----------

   Decrease in cash                                   ---         (7,381)         (1,811)            ---                 (9,192)

   Cash, beginning of period                          ---          11,591          2,688             ---                 14,279
                                                  --------       ---------      ---------        --------            -----------

   Cash, end of period                            $   ---        $  4,210       $    877         $   ---             $    5,087
                                                  ========       =========      =========        ========             ==========

7.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
     INFORMATION  (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                  Dictaphone     Dictaphone     Dictaphone     Consolidating
                                                  Corporation       U.S.         Non-U.S.      Adjustment          Consolidated
                                                  -----------    ----------     ----------     -------------       ------------

   Operating activities:
     Net loss                                     $(14,123)      $(29,896)      $ (1,540)       $ 12,622             $  (32,937)
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                   2,612        37,723          2,568             ---                 42,903
      Provision for deferred income taxes              (303)      (17,518)          (113)            130                (17,804)
      Non-cash provision for inventory
       obsolescence                                     ---         9,535            956             ---                 10,491
      Change in assets and liabilities:
        Accounts receivable                           5,570       (11,265)        (1,219)         (8,655)               (15,569)
        Inventories                                     ---        (4,232)         4,541            (322)                  (13)
        Other current assets                            517        (1,563)          (795)            ---                 (1,841)
        Accounts payable and
         accrued liabilities                         (6,152)       (4,991)        (3,723)          8,802                 (6,064)
        Advance billings                                ---            69           (512)            ---                   (443)
        Other assets and other                       12,697        (3,443)           594         (12,697)                (2,849)
                                                  ----------     ---------      ---------       ---------            -----------
   Cash used in operating activities                    818       (25,581)           757            (120)               (24,126)
                                                  ----------     ---------      ---------       ---------            -----------

   Investing activities:
     Net investment in fixed assets                                (3,649)          (286)            ---                 (3,935)
                                                  ----------     ---------      ---------       ---------            -----------
   Cash used in investing activities                    ---        (3,649)          (286)            ---                 (3,935)
                                                  ----------     ---------      ---------       ---------            -----------

   Financing activities:
     Repayment under term loan facility              (8,250)          ---            ---             ---                 (8,250)
     Borrowing from promissory notes                (26,250)       26,250            ---             ---                    ---
     Borrowing from subsidiary                           71           (71)           ---             ---                    ---
     Borrowing from revolving credit facility        71,300           ---            ---             ---                 71,300
     Repayment under revolving credit facility      (36,800)          ---            ---             ---                (36,800)
     Other                                             (889)          ---           (507)            120                 (1,276)
                                                  ----------     ---------      ---------        --------             ----------
   Cash provided by (used in) financing
    activities                                         (818)       26,179           (507)            120                 24,974
                                                  ----------     ---------      ---------        --------             ----------

   Effect of exchange rate changes on cash              ---           ---           (123)            ---                   (123)
                                                  ----------     ---------      ---------        --------             ----------

   Decrease in cash                                     ---       (3,051)           (159)            ---                 (3,210)

   Cash, beginning of period                            ---         6,569          1,358             ---                  7,927
                                                  ----------     ---------      ---------        --------            -----------

   Cash, end of period                            $     ---      $  3,518       $  1,199         $   ---             $    4,717
                                                  ==========     =========      =========        ========             ==========


8.   SUBSEQUENT EVENTS

         The Company is currently negotiating a fourth amendment to the Credit Agreement. The proposed amendment would permit the Company to issue a new Tranche C Loan in the amount of $62.8 million, the proceeds of which will extinguish the outstanding balance of the Tranche A Loan and prepay certain required principal payments on the outstanding amounts under the Tranche B Loan. The planned Tranche C Loan would require amortization equal to 1% of the total loan amount annually through 2001, 30% in 2002 and 66% in 2003. In addition, certain of the financial covenants in the Credit Agreement would be revised. As a result, in the fourth quarter the Company expects to record a pre-tax extraordinary non-cash charge of $2.1 million associated with the write-off of the unamortized debt issuance costs resulting from the early extinguishment of the outstanding balances under the Tranche A Loan and the Tranche B Loan. There can be no assurance that the fourth amendment or the Tranche C facility will be executed or, if executed, that it will not contain provisions which differ from those described above.

         The Company also anticipates receiving an additional $35 million from the purchase of additional shares of common stock by certain of its shareholders. The proposed fourth amendment will permit the Company to issue $35 million of new equity, the proceeds of which will be used to repay all amounts outstanding on the new facility ("New Facility") and pay down the Revolving Credit Facility.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting
     Comprehensive Income" ("SFAS 130") which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement beginning with the first quarter of 1998.

         In addition, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect which this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the Company's financial statements for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                              -----------------------               -------------------
                                                                 1997            1996               1997           1996
                                                                 ----            ----               ----           ----
                                                                                     (IN MILLIONS)
                                                                                      (unaudited)


Total revenue                                                 $   87.7         $   83.4         $  248.8         $  249.2

Cost of sales and rentals (1)                                     32.9             31.3            104.3             96.5
Selling, service and administrative expense                       49.0             50.9            152.3            153.3
Research and development                                           3.8              3.8             11.1             11.4
                                                              --------         ---------        ---------        ---------
   Operating income (loss)                                         2.0             (2.6)           (18.9)           (12.0)
                                                              --------         ---------        ---------        ---------

Interest expense and other expense, net                           10.8             10.7             31.8             32.1
Income tax benefit                                                (2.8)            (4.8)           (17.8)           (16.3)
                                                              ---------        ---------        ---------        ---------

Net loss                                                      $   (6.0)        $   (8.5)        $  (32.9)        $  (27.8)
                                                              =========        =========        =========        =========

EBITDA (2)                                                    $   14.4         $   13.0         $   31.9         $   39.0
                                                              =========        =========        =========        =========

---------------------

     (1)Cost of sales and rentals do not include operating expenses of field sales and service offices because no meaningful allocation of such expenses to this line item is practicable. Accordingly, such expenses are included in selling, service and administrative expenses.

     (2)EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation and amortization and other non-cash charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.



                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                              -----------------------               -------------------
                                                                 1997            1996               1997           1996
                                                                 ----            ----               ----           ----
                                                                                     (IN MILLIONS)
                                                                                      (unaudited)


Revenue from:
   Sales:
     Integrated Voice Systems                                 $   10.4         $   11.4         $   33.0         $   36.5
     Integrated Health Systems                                     9.4              7.2             26.1             22.5
     Communication Recording Systems                              17.9             16.6             43.5             43.4
     Customer Service Parts                                        4.7              4.7             13.7             13.8
     International and Dealer Operations                           9.6              9.2             30.7             31.1
     Rentals                                                       0.4              0.4              1.4              1.6
                                                              --------         --------         --------         --------
       Product sales and rentals                                  52.4             49.5            148.4            148.9
                                                              --------         --------         --------         --------

     Contract Manufacturing                                       10.7             10.8             30.3             31.7
     Support service:
     Customer Service                                             21.3             19.9             60.3             59.4
     Application & Training Specialists                            0.8              0.3              1.8              0.5
     International and Dealer Operations                           2.5              2.9              8.0              8.7
                                                              --------         --------          -------         --------
       Total support service                                      24.6             23.1             70.1             68.6
                                                              --------         --------          -------         --------
Total revenue                                                 $   87.7         $   83.4         $  248.8         $  249.2
                                                              ========         ========         ========         ========



RESULTS OF OPERATIONS - THIRD QUARTER 1997 VS. THIRD QUARTER 1996

     Total revenue for the third quarter of 1997 increased 5.1% to $87.7 million from $83.4 million during the third quarter of 1996. This increase in revenue is attributable to higher product sales revenue from Integrated Health Systems ("I.H.S."), Communications Recording Systems ("C.R.S."), and higher revenue from Customer Service (including sale of parts) and Application and Training Specialists ("A.T.S."), offset in part by lower revenue from Integrated Voice Systems ("I.V.S.") and Contract Manufacturing.

     I.V.S. revenue declined 8.8% to $10.4 million from $11.4 million due to lower portable and Straight Talk(TM) billings. I.V.S. orders in the third quarter of 1997 declined 12.1% to $11.0 million from $12.5 million in the third quarter of 1996. I.H.S. revenue increased 30.6% to $9.4 million from $7.2 million on the strength of Enterprise Express(TM) billings. I.H.S. orders increased 21.6% to $11.1 million during the third quarter of 1997 from $9.2 million in the third quarter of 1996. C.R.S. revenue increased 7.8% to $17.9 million from $16.6 million due to significant growth in Guardian(TM) billings. C.R.S. orders increased 21.8% to $16.8 million in the third quarter of 1997 from $13.8 million in the third quarter of 1996. Customer Service revenue (including sale of parts) increased 5.7% to $26.0 million from $24.6 million due to higher proprietary product service contract revenue, installation revenue, and third party maintenance revenue. A.T.S. revenue for the third quarter 1997 increased by $0.5 million to $0.8 million due to increased customer training provided in support of I.V.S. and I.H.S. products. Sales and service revenue from International and Dealer Operations was comparable to the prior year period, as increased system and Communications Recording System revenue was offset by lower desktop, portable and service revenue as well as $0.4 million of unfavorable currency exchange. Total orders from International and Dealer Operations increased 20.0% to $10.7 million in the third quarter of 1997 from $8.9 million in the third quarter of 1996. The increase in accounts receivable from December 31, 1996 was associated with the increased percentage of system related sales from I.H.S. and C.R.S. generated during the latter part of the third quarter.

     Cost of sales and rentals increased 5.0% to $32.9 million (37.5% of total revenue) during the three months ended September 30, 1997 from $31.3 million (37.5% of total revenue) for the three months ended September 30, 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition, cost of sales as a percentage of revenue increased by 1.3 percentage points to 37.0% due to lower price realization for C.R.S. Guardian(TM) digital loggers, lower price realization from International and Dealer Operations and higher inventory adjustments.

     Selling, service and administrative expenses (including amortization of intangibles) for the third quarter of 1997 decreased 3.8% to $49.0 million (55.8% of total revenue) from $50.9 million (61.0% of total revenue) for the comparable period in 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $8.8 million and $11.4 million, respectively, from the three months ended September 30, 1997 and 1996, selling, service and administrative expenses (including amortization of intangibles) would have been $40.2 million (45.8% of total revenue) for the three months ended September 30, 1997 versus $39.5 million (47.3% of total revenue) for the comparable period of 1996. I.V.S. and Customer Service expense reductions associated with lower field compensation and employee-related expenses related to reduced staffing, and lower international selling and service expenses were offset by increased expenses associated with trade shows, advertising and marketing, higher employee benefit and legal expenses as well as increased I.H.S. and C.R.S. selling expenses

     Research and development expenses for the three months ended September 30, 1997 totalled $3.8 million and represented a decrease of 0.1% from the comparable period of 1996.

     The Company recorded an operating profit of $2.0 million during the third quarter of 1997 compared to an operating loss of $2.6 million for the third quarter of 1996. Excluding purchase accounting adjustments associated with the Acquisition of $9.2 million and $12.9 million from the third quarter of 1997 and 1996, respectively, operating profit would have increased by $0.9 million as a result of higher revenue.

     The Company has recorded a net deferred tax asset of $62.6 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward as of September 30, 1997 is approximately $66.6 million which will expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly, no valuation allowance has been established as of September 30, 1997. This conclusion is based upon (i) the impact of purchase accounting adjustments which contribute to the current taxable loss and will be substantially amortized by 1998, thereby returning the Company to a taxable position, (ii) the long carryforward period available for net operating loss utilization, and (iii) the Company's expected future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the net operating loss carryfoward period are reduced.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenue for the first nine months of 1997 decreased 0.1% to $248.8 million from $249.2 million for the first nine months of 1996. This decline is attributable to lower revenue from I.V.S., Contract Manufacturing and International and Dealer Operations partially offset by increased I.H.S. and C.R.S. sales revenue, as well as increased A.T.S. and Customer Service revenue. I.V.S. revenue declined 9.6% to $33.0 million from $36.5 million due to lower billings for desktops, small digital systems and Straight Talk(TM). I.H.S. revenue increased 16.0% to $26.1 million from $22.5 million due to higher systems billings associated with Enterprise Express(TM). C.R.S. revenue increased only 0.2% to $43.5 million from $43.4 million as weak first half 1997 performance was offset by increased third quarter 1997 order rate and installations of Guardian(TM) digital loggers. C.R.S. orders for the first nine months of 1997 increased 4.4% to $44.7 million from $42.9 million for the first nine months of 1996. Customer Service revenue (including sale of parts)
increased by 1.1% to $74.0 million from $73.2 million due to higher installation, integration and third party maintenance revenue, partially offset by lower proprietary product service contract revenue. A.T.S. revenue for the first nine months of 1997 increased to $1.8 million from $0.5 million for the first nine months of 1996. This increase is attributable to increased customer training in support of I.V.S. and I.H.S. products. Revenue from International and Dealer Operations declined 2.8% to $38.7 million from $39.8 million due to lower desktop, portable and service revenue as well as $0.9 million of unfavorable currency exchange. Contract Manufacturing revenue for the first nine months of 1997 was 4.1% lower than the corresponding period in 1996.

     Order backlog at September 30, 1997 totalled $30.8 million representing an increase of $6.2 million, or 25.3%, over order backlog at December 31, 1996. Order backlog at September 30, 1996 totalled $27.3 million.

     Cost of sales and rentals increased 8.1% to $104.3 million (41.9% of total revenue) during the nine months ended September 30, 1997 from $96.5 million (38.7% of total revenue) for the nine months ended September 30, 1996. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $2.2 million and $7.3 million for the nine months ended September 30, 1997 and 1996, respectively, cost of sales and rentals would have increased as a percent of revenue to 41.0% for the nine months ended September 30, 1997 from 35.8% for the nine months ended September 30, 1996. Cost of sales and rentals as a percent of revenue increased due to a one time non-cash charge of $10.5 million associated with the provision for excess field service parts and stock related to Digital Express(TM) and Records Express(TM) products as well as lower price realization for C.R.S. Guardian(TM) digital loggers and I.H.S. digital systems.

     Selling, service and administrative expenses (including amortization of intangibles) for the first nine months of 1997 declined by 0.6% to $152.3 million (61.2% of total revenue) from $153.3 million (61.5% of total revenue) for the first nine months of 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $27.7 million and $35.6 million, respectively, from the nine months ended September 30, 1997 and 1996, selling, service and administrative expenses (including amortization of intangibles) would have represented 50.1% of total revenue for the nine months ended September 30, 1997 versus 47.2% of total revenue for the comparable period in 1996. This increase in selling, service and administrative expenses is attributable to a $2.3 million provision for severance as well as higher I.H.S. and C.R.S. selling expenses, increased A.T.S. training costs, higher trade show and marketing expenses, and increased legal and management compensation expenses. Partially offsetting these expense increases were lower I.V.S. and Customer Service field compensation and employee-related expenses associated with reduced staffing and lower international operating expenses.

     Research and development expenses for the nine months ended September 30, 1997 totalled $11.1 million and represented a 2.4% decrease from $11.4 million for the comparable period in 1996. Expressed as a percent of product sales and rentals revenue, research and development expense was 7.5% for the first nine months ended September 30, 1997 versus 7.7% for the first nine months of 1996.

     The Company recorded an operating loss of $18.9 million during the first nine months of 1997 compared to an operating loss of $12.0 million for the first nine months of 1996. Excluding purchase accounting adjustments associated with the Acquisition of $29.9 million and $42.9 million for the first nine months of 1997 and 1996, respectively, operating profit would have declined by $20.0 million due to lower revenue, higher costs associated with the charge for inventory obsolescence, the provision for severance and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At September 30, 1997, the Company had outstanding Term Loans of $134.0 million and a $38.0 million loan outstanding under the $40.0 million Revolving Credit Facility. Availability under the Revolving Credit Facility at September 30, 1997 was $2.0 million. Scheduled annual principal payments on the Term Loans will be $11.75 million in 1997, $15.75 million in 1998 and 1999 and $19.75 million in 2000. There are no scheduled reductions in the Revolving Credit Facility over the next five years; however, effective January 1, 1999, the Company is required to reduce loans outstanding under the Revolving Credit Facility to $15.0 million for a period of not less than 30 consecutive days during each consecutive 12-month period.

     As a result of the need for additional liquidity during the remainder of 1997, the Company entered into an agreement on August 1, 1997 with a lender to provide a facility (the "New Facility") with a $10 million line of credit, under which the Company drew $1.5 million on that date. Loans incurred under the facility mature, and the facility terminates, on January 30, 1998 and such loans bear interest at the election of the Company at either (i) 2.5% over the base rate set forth in the Bank Credit Agreement or (ii) 3.5% over a rate related to the Eurodollar rate quoted by the lender under the facility. Under the terms of the New Facility, various entities related to Stonington Capital Appreciation 1994 Fund, (L.P.), the Company's principal stockholder ("Stonington"), have agreed to assume loans under the facility if the Company defaults on its obligations under such facility. The New Facility provides that if Stonington assumes the loans pursuant to such provisions, it will have the option to convert all of the principal and interest due under the assumed loans into shares of Common Stock of the Company at a conversion rate of $10.00 per share, which is equal to the price paid by management investors upon the closing of the acquisition of the Company. The Company had outstanding borrowings under the New Facility on September 30, 1997 of $5.5 million.

     The Company is currently negotiating a fourth amendment to the Credit Agreement. The proposed amendment would permit the Company to issue a new Tranche C Loan in the amount of $62.8 million, the proceeds of which will extinguish the outstanding balance of the Tranche A Loan and prepay certain required principal payments on the outstanding amounts under the Tranche B Loan. The planned Tranche C Loan would require amortization equal to 1% of the total loan amount annually through 2001, 30% in 2002 and 66% in 2003. In addition, certain of the financial covenants in the Credit Agreement would be revised. As a result, in the fourth quarter the Company expects to record a pre-tax extraordinary non-cash charge of $2.1 million associated with the write-off of the unamortized debt issuance costs resulting from the early extinguishment of the outstanding balances under the Tranche A Loan and the Tranche B Loan. There can be no assurance that the fourth amendment or the Tranche C facility will be executed or, if executed, that it will not contain provisions which differ from those described above.

     The Company also anticipates receiving an additional $35 million from the purchase of additional shares of common stock by certain of its stockholders. The proposed fourth amendment would permit the Company to issue $35 million of new equity, the proceeds of which would be used to repay all amounts outstanding on the New Facility and pay down the Revolving Credit Facility.

     In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75 million maturing on February 16, 1999. The swap effectively converts that portion of the Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 8.8%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties will be reflected in interest expense in the periods in which they accrue.

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

     The Company had $200.0 million of Notes outstanding as of September 30, 1997. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At September 30, 1997, the fair value of the Notes was favorable $40 million based on dealer quotes.

     Capital expenditures for the first nine months of 1997 totaled $3.9 million. The Company does not expect the limitation on capital expenditures in the Credit Agreement to restrict capital expenditures in a material manner.

     The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company is currently planning to introduce a number of new products in its target markets in 1997 and 1998 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, the successful introduction of its new products, the consummation of the fourth amendment to the Credit Facility and the anticipated refinancing including the issuance of a Tranche C loan and the planned equity infusion, as well as its ability to borrow under the Revolving Credit Facility, will be adequate to meet the Company's debt service obligations, including the repayment of the New Facility, working capital needs and planned capital expenditures for the foreseeable future.

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

     (b) REPORTS ON FORM 8-K

              On July 8, 1997, the Company filed a Current Report on Form 8-K, reporting, under Item 5 thereof, the amendment of certain covenants contained in the Company's senior Bank Credit Agreement dated as of August 7, 1995, as amended. There were no other reports on Form 8-K filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 14, 1997                 DICTAPHONE CORPORATION
                                   ---------------------------------------
                                               (Registrant)




                                   By:   /S/ JOHN H. DUERDEN
                                   ---------------------------------------
                                   Name:  John H. Duerden
                                   Title: Chairman, Chief Executive Officer
                                          and President
                                            (Principal Executive Officer)




                                   By:   /S/ JOSEPH D. SKRZYPCZAK
                                   ---------------------------------------
                                   Name:  Joseph D. Skrzypczak
                                   Title: Vice President, Chief Financial
                                             Officer and Director
                                            (Principal  Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBITS                        DESCRIPTION                        NUMBERED PAGE
--------                        -----------                        -------------


   *27   --  Financial Data Schedule.