Form 10-K405
period 1997-12-31
DICTAPHONE CORP /DE
filed 1998-03-31
CIK 946734

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    (MARK ONE)
         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to

                        COMMISSION FILE NUMBER: 33-93464

                             DICTAPHONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       06-0996237
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

 3191 BROADBRIDGE AVENUE, STRATFORD, CT                       06497
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 was $0.00.

As of March 24, 1998, there were 12,949,000 shares of the registrant's common stock, $.01 par value (the "Common Stock") outstanding. There is no established trading market for the Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE. None

================================================================================

                                TABLE OF CONTENTS

                                                                   PAGE
                                                                REFERENCED
ITEM NUMBER                                                      FORM 10-K


                                     PART I

ITEM 1.  BUSINESS................................................    1

ITEM 2.  PROPERTIES..............................................    7

ITEM 3.  LEGAL PROCEEDINGS.......................................    8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    8

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.....................................    8

ITEM 6.  SELECTED FINANCIAL DATA.................................    9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................   11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.............................................   17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................   58

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   58

ITEM 11. EXECUTIVE COMPENSATION..................................   61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..............................................   68

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   69

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.....................................   72

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

              CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE LAUNCH OF NEW PRODUCTS, FUTURE COMPANY PERFORMANCE AND CAPITAL EXPENDITURES, INSOFAR AS THEY MAY APPLY PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS IDENTIFIED IN DICTAPHONE'S REGISTRATION STATEMENT ON FORM S-1 AND IN OTHER DOCUMENTS FILED BY DICTAPHONE WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       On April 25, 1995, Dictaphone Acquisition Corporation ("Successor Company", also referred to herein as the "Company" or "Dictaphone") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement") with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the United States Dictaphone Subsidiary of Pitney Bowes, and certain foreign affiliates as set forth in the Acquisition Agreement (collectively, the "Predecessor Company"). On August 11, 1995, the Acquisition was consummated and the Company acquired the Predecessor Company. Subsequent to the Acquisition, the Company changed its name to "Dictaphone Corporation", and the Predecessor Company changed its name to "Dictaphone Corporation (U.S.)". In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

      The Company is the successor to a business begun by Alexander Graham Bell in 1876. Today, the Company is a leader (in certain vertical markets) in the development, manufacture, marketing, service and support of Integrated Voice and Data Management ("IVDM"(TM)) systems and software, which include dictation, voice processing, voice response, unified messaging, records management, court recording, call center monitoring systems and communications recording.

      The Company's dictation and voice management products ("Integrated Voice Systems", or "I.V.S." and "Integrated Health Systems", or "I.H.S."), sales of which represented 31% of the Company's 1997 total revenue, consist of portable and desktop dictation products, and voice management and voice processing systems used primarily by professionals such as physicians, attorneys and business executives, and by enterprises such as hospitals, governmental agencies, financial institutions, courts, insurance agencies and law firms. Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. The Company's communications recording systems ("C.R.S."), sales of which represented 23% of the Company's 1997 total revenue, consist primarily of multi-channel archiving recorders and emergency message repeaters used primarily by police departments, fire departments, air traffic controllers and other public safety agencies, as well as by financial services firms and other businesses. These products perform continuous, reliable recording of multiple telephone or other communications lines, such as radio channels, to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. The Company's communications recording systems products also include quality monitoring, productivity and training products used primarily by call centers. Dictaphone's service business, revenue from which represented 33% of the Company's 1997 total revenue, provides its customers with service hardware and software support, expedited repairs and remote diagnostics. Many Dictaphone customers, including a majority of customers purchasing large systems, purchase Company service contracts at the time of product purchase.

DICTATION AND VOICE MANAGEMENT

      The dictation products market consists of (i) the professional and commercial market and (ii) the consumer market. The voice management market also consists primarily of the professional and commercial market. Customers in the professional and commercial market include professionals such as physicians, attorneys and business executives, and enterprises that require swift and efficient document creation such as hospitals, governmental entities, insurance agencies, financial institutions and law firms. Customers in this market typically purchase products through direct sales or dealer representatives of established companies that can provide reliable, long-term service through their service networks. Dictation products marketed to customers in the professional and commercial segment are generally more expensive than those sold in the consumer segment because they represent more durable construction for longer product life and provide special features geared to office and transcription use. The consumer segment consists of customers who typically purchase lower priced desktop and portable machines through retail, catalog and mail order establishments.

      The Company believes that dictation products in its markets are purchased primarily by existing industry customers. According to the Company's market surveys, approximately 70% of the purchasing activity in the marketplace is from existing customers who are expanding and upgrading their equipment, 15% is from users changing brands, and 15% is from non-users making their first purchase.

      Dictation products consist of desktop and portable products and dictation systems (also referred to as voice processing systems). Desktop and portable dictation products, the traditional products of this industry, typically use analog magnetic tape recording methods to store and replay voice. All portable products are designed to be compatible with Dictaphone desktops in terms of features and appearance. In the United States, there is a base of approximately 260,000 Dictaphone portables eligible for future upgrade.

      Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. Voice processing systems equipment usually consists of one or more centralized dictation units, which include the equipment which records and replays voice data, and a series of telephones or similar devices, which connect with the dictation units to record voice data and access previously recorded data. This equipment permits users to transmit voice data to transcriptionists without requiring such users to physically transport audio tapes carrying this data. Digital dictation systems currently offer many advantages over their analog predecessors including higher reliability, random and simultaneous accessibility to work, remote access and playback over telephone lines, and the ability to handle multiple software applications, such as dictation, voice mail and voice response. Digital dictation systems also permit feature customization and may interface with other customer systems, such as local area network systems.

      In 1996, the Company acquired the rights to a dictation, transcription and information management software system which utilizes a Microsoft(R) Windows(TM) NT operating system platform. This system, called the Enterprise Express(TM) System, which was launched by the Company in the first half of 1997, represents the Company's latest voice processing system. The Enterprise Express(TM) System went into production in June 1997 and has seen significant growth since then. The Enterprise Express(TM) System replaces the Digital Express(TM) 7000 Voice Processing System which was introduced in 1988 and has a worldwide installed base of over 1,600 systems as well as the Records Express(TM) Transcription System.

      In 1993, Dictaphone introduced digital voice processing systems, called the Digital Express(R) 4000 and Digital Express(R) 2500 products. The Company's Straight Talk(TM) product is its smallest digital desktop system. Introduced in mid-1990, Straight Talk(TM) is provided as an upgrade for clustered analog desktop users.

      In 1996, Dictaphone introduced Synergy(TM), a multi-application voice processing and management system based on OS/2(TM) and industry standard hardware. Synergy(TM) provides multiple computer telephony features, including auto-attendant, voice mail, fax mail, unified messaging and E-mail integration among others. Synergy(TM) systems may be integrated with the majority of telephone switches and can also be linked to both mainframe and client-server data sources. Synergy(TM) is an OEM (original equipment manufacturer) product which is largely sourced from a third party.

      Also in late 1996, Dictaphone introduced the For the Record(TM) Court Recording System, a digital recording product designed to provide for access, management and archiving of court and other similar hearing proceedings. For the Record(TM) provides a centralized source where information can be managed for transcription, review and retrieval and utilizes a Microsoft(R) Windows(TM) NT operating platform. In late 1997, the Company introduced a portable version of the For the Record(TM) product. For the Record(TM) is an OEM product which is sourced from a third party.

      The Company also anticipates working with third party developers of continuous speech recognition software, in order to introduce continuous speech recognition products into the Company's I.H.S. and I.V.S. marketplace.


COMMUNICATIONS RECORDING SYSTEMS

      The safety and/or liability communications recording systems market consists primarily of multi-channel continuous archiving recorders and emergency message repeaters. Communications recording systems are designed to perform continuous, reliable recording of multiple telephone or communications lines to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. Multi-channel archiving recorders, also called "telephone loggers" or "loggers", are sophisticated systems that capture large volumes of voice data transmitted over multiple telephone or other communication lines, such as radio channels, and allow the user to retrieve and play back specific conversations. Emergency message repeaters, sometimes referred to as "Call Checks", are much smaller machines that attach to telephone lines or other communications devices to capture a smaller volume of voice data.

      Customers of safety and liability communications recording systems include public safety agencies, such as police departments, fire departments and air traffic control departments, financial services firms, such as traders and brokers, call centers and other businesses. Dictaphone believes that many of these customers rely heavily on these systems as an integral part of their operations, particularly in the case of governmental safety agencies and financial institutions.

      In the early 1990's, the communications recording systems market began to experience technological change as analog reel-to-reel recorders began to be displaced by analog VHS-based products and, more frequently, digital products including those based on magnetic disk, optical disk or digital audio tape. For example, in the case of Dictaphone, revenue from sales of communications recording products based on digital technology increased as a percentage of product sales revenue from all communications recording products from only 13% in 1992 to over 97% in 1997. These technological changes both improved product flexibility and, in the case of digital recording platforms, increased data capacity and network integration.

      The Company's multi-channel continuous archive recorders consist of the ProLog(TM), Guardian(TM) and Sentinel(TM) models. In the second half of 1997, the Company introduced the Symphony CTI(TM) system, a product designed to engage the computer telephony integration market. The Symphony CTI(TM) system provides for an advanced call retrieval capability, enabling integration with telephone switches and other systems and databases to capture more information related to each phone call.

      The Company's midsized Guardian(TM) model, introduced in 1994, has been designed to provide many of the services provided by the ProLog(TM) to customers requiring fewer features or to those who prefer a single unit that does not include a stand-alone personal computer ("PC") workstation.

      The Company's Sentinel(TM) digital logger product is geared toward smaller capacity and price sensitive customers. The Company began shipments of the Sentinel(TM) in the third quarter of 1995. The Sentinel(TM) logger replaced the Model 9800, Dictaphone's first digital logger, which was partially sourced from an outside supplier.

      Dictaphone's emergency message products include the Series 5700, 5900 and 6600. The vast majority of these units is installed in public safety organizations, where they are used extensively for replaying emergency telephone calls.

      In the fourth quarter of 1996, Dictaphone introduced its Insight(TM) call center product. The Insight(TM) product is a call center quality monitoring, productivity, training and management system which provides fully automated monitoring, recording and evaluation/reporting capabilities in a single package, integratable into existing network environments. The monitored record is both voice and screen data which is synchronously played back to enable accurate training and evaluation of call center agents and the generation of a variety of management reports. Insight(TM) is an OEM product which is sourced from a third party.

      Dictaphone believes it has a number of significant opportunities in marketing its products, including, for example, the continuing transition from analog to digital technology, expansion of the Company's efforts in Europe, Asia and Latin America and leveraging the Company's distribution strengths into adjacent market opportunities.


SERVICE

      The Company has an extensive service organization. The Company has approximately 545 service representatives operating out of 173 offices in North America. The United States service organization is supported by approximately 200 employees in service support, diagnostic center and repair services, and distribution. In addition, Dictaphone has service locations in the United Kingdom, Ireland and Continental Europe and sales and service representation through dealers in approximately 40 other countries in Europe, South America and Asia. See "-- Sales and Marketing".

      Dictaphone's service business provides its customers with service support, expedited repairs and remote diagnostics. Service revenue includes sales of "Assured Performance Plans", which are long term warranties sold in one year increments and frequently purchased by the Company's systems customers, and revenue from repair of systems software and hardware not under warranty as well as sales of parts. Dictaphone also receives revenue from service contracts which provide for higher levels of technical support, such as its "SOS Alert" and "Response Network" services, for dispatching maintenance in advance of a product shut down and for services providing 24-hour system protection. Many Dictaphone customers, including a majority of customers purchasing large systems, purchase Dictaphone service contracts at the time of product purchase. In 1996, Dictaphone instituted a mail-in service program for its desktop and portable products. Under this program, desktop and portable products are sent by overnight mail to a central service facility in Melbourne, Florida for rapid turnaround or replacement. As a result of this program, desktops and portables are no longer required to be serviced in U.S. field offices.

      In addition to the repair of its own proprietary product, the Company also provides service support, expedited repairs and remote diagnostics to other companies through its third party contract service business. As Dictaphone's service network expands its expertise in digital and other advanced technologies, the Company believes there will be increasing opportunities to obtain service contracts from companies in the telecommunications, cable and other related industries which utilize these complex technologies. Dictaphone has negotiated a number of such arrangements and is actively marketing its services to companies in such industries.


NEW PRODUCTS

      The Company is continually evaluating its product line both with respect to feature content and development. The Company intends to continue to develop and enhance its product line and introduce new products, some of which may be sourced through third parties.

CUSTOMERS

      Although no single customer, other than Pitney Bowes, represents more than 1% of the Company's sales, customers for each of Dictaphone's product categories are concentrated in certain industries. Dictaphone receives approximately 75% of its United States dictation products revenue from medical, legal, insurance and financial firms, educational entities and government agencies. This industry-oriented user concentration enables Dictaphone to focus on customizing solutions for specific user needs and applications.

      Communications recording systems customers are predominately public safety agencies, financial services entities and call centers. Approximately 55% of U.S. Communications Recording Systems revenue is derived from financial services firms and governmental agencies.

      Although approximately 85% of Dictaphone's revenues are generated in the United States, the Company has a significant customer base outside the United States. Dictaphone's international customers are in many of the same industries that the Company serves domestically, such as medical, legal and financial firms and governmental agencies.


SALES AND MARKETING

      The wide geographic coverage of the Company's sales and service offices in the United States permits Dictaphone to sell its products to customers of all sizes and in virtually all United States locations. Consequently, less than 1% of all United States sales are through dealers. The placement of the service and sales offices throughout the United States also provides a system for the rapid distribution and service of its products. See "-- Service". Distribution of Dictaphone products is handled mostly through the Company's distribution facility in Melbourne, Florida and branch and district locations. The Company also anticipates the expanded use of alternative channels, such as catalogs, web-stores and mass marketers for the distribution of certain of its desktop and portable products. Outside of North America the Company is shifting from direct to indirect channels, such as dealers and distributors for the sale and distribution of products.

      WARRANTIES. Every product sold by Dictaphone, new or previously owned, has a minimum limited warranty for parts and labor that is 90 days in duration; many of the Company's more sophisticated products, however, are currently being sold with one (1) year parts and labor warranties. Upon purchase of a new or previously owned Dictaphone product, a customer may purchase an "Assured Performance Plan." See "-- Service". If a Dictaphone customer decides not to purchase the Assured Performance Plan, Dictaphone will repair its products at an hourly service rate, in addition to parts.

      ADVERTISING. The focus of Dictaphone's advertising and marketing communications over the past few years reflects a shift away from broad based major publication advertising to an approach targeting dictation and communications recording intensive markets where product use and applications are the greatest. Dictaphone currently uses nationwide corporate direct mail programs, field generated programs, print advertising, product trade shows, user group communications, telemarketing and other publicity to market, advertise and promote its products.

      LEASED SALES. Dictaphone provides its customers with flexible lease programs through Pitney Bowes Credit Corporation ("PBCC"), Mellon First United Leasing ("First United") and other finance companies. These companies provide customers of the Company with lease financing and Dictaphone with a source of used equipment, available through terminations or defaults, that may be repurchased and remarketed by the Company.


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

      The Company's research and development expenditures (including $6.9 million and $6.2 million of capitalized software costs in 1996 and 1997, respectively) grew as a percentage of product sales and rental revenue from 7.1% in 1996 to 7.2% in 1997. As of December 31, 1997, the Company's research and development staff consisted of 148 personnel (including temporary employees).


INTELLECTUAL PROPERTY

      The Company has approximately 90 patents protecting features and methods covering Integrated Voice Systems, Integrated Health Systems and Communications Recording Systems product lines. The Company believes that there is no single patent or group of related patents the loss of which would have a material adverse effect on its business. The Company also has approximately 100 U.S. trademarks, including the well known "Dictaphone(R)" registered trademark, in use throughout the world.


MANUFACTURING OPERATIONS

      Dictaphone's vertically integrated manufacturing process and non-union manufacturing workforce enable it to respond quickly and cost-effectively to changing markets and customer requirements. The Company's flexible manufacturing enables it to offer its customers a variety of product models.

      The Company's primary manufacturing facility is located in Melbourne, Florida. Manufacturing currently employs approximately 600 personnel. The manufacturing team consists of four production departments: fabrication, wire and cable, printed circuit assembly and final assembly.

      Management assures manufacturing and raw material quality through formal operator certification training classes, roving quality auditors and a formal "Supplier Certification System", which is used to continually monitor the supplier base. The manufacturing facility is currently ISO 9002 certified.

      The Company currently purchases from approximately 400 suppliers, although 80% of the annual dollar volume is procured from 90 suppliers. Most agreements with major suppliers are expressed in letters of intent or blanket purchase orders covering one year or less. The Company is not materially dependent on any single supplier.

      Approximately 60% of all items processed at the Melbourne, Florida facility are Dictaphone products, with the remainder comprised of contract manufacturing. The Company's contract manufacturing program provides electronics design and manufacturing capabilities for customers unaffiliated with the Company. In 1997, revenue from contract manufacturing was $42.8 million.


COMPETITION

      The markets in which the Company competes are highly competitive. The Company competes with large and established national and multinational companies, as well as smaller start up companies, in all of its operations. Furthermore, as products sold in the Company's markets evolve toward software and digital technology, new competitors with expertise in these areas are entering the industry. Some of these competitors have, and new competitors may have, greater resources than the Company.

      In the dictation market, the Company faces two primary systems product competitors, the Lanier division of Harris Corporation ("Lanier"), and Sudbury Systems, Inc. ("Sudbury"). Philips Electronics N.V. and Sony Corporation represent competitors for desktop and portable products.

      Dictaphone is a leading participant in the communications recording product market in North America. Some of Dictaphone's North American competitors include Racal Recorders Limited, Seltronics, Inc., TEAC Corporation of America, Nice Systems Ltd. (loggers and quality monitoring), Magnasync Moviola Corporation, Teknekron Infoswitch (quality monitoring) and Comverse Technology, Inc. (loggers). Dictaphone expects that, with the increasing prevalence of digital recording technology in this market, a large number of product oriented companies will attempt to enter this marketplace in both North America and Europe. The Company believes that while these companies may have difficulty in entering the communications recording systems market in the United States due to the lack of customer base and the absence of a direct sales and service network, their entry will increase competitive pressure. The Company also anticipates that its existing and potential competitors will be introducing new and enhanced products.


EMPLOYEES

      As of December 31, 1997, the Company had 2,478 employees worldwide, of which 2,167 were based in the United States. As of December 31, 1997, less than 1% of the Company's workers were unionized. Two union contracts, one in New York, New York covering 13 employees and one in Toronto, Ontario, Canada covering 6 employees, expire on September 1, 1998, and January 15, 1998, respectively. The Company is currently negotiating a new contract with Canadian employees. The Company believes that a new contract will be obtained. The Company believes its relations with employees are satisfactory.


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

      The following is additional information concerning the major facilities owned by the Company:

FACILITY                      PURPOSE                       SQUARE FOOTAGE
----------------------        -----------------------       --------------
Stratford, Connecticut        Headquarters                      138,000
Melbourne, Florida            Manufacturing                     120,160
Melbourne, Florida            Customer Service                  118,000
Toronto, Ontario, Canada      Canadian Corporate Office          14,146
Killwangen, Switzerland       Switzerland Sales Office           90,000

      In addition, the Company leases sales, service and distribution offices in certain countries in which it has operations, including 157 offices in the United States, 20 offices in Canada, 13 offices in the United Kingdom and an additional office in Germany.

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

      The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $10,000 for its share of the costs of the first phase of the cleanup of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Acquisition Agreement, subject to certain limitations.

      The Company is a defendant in a number of additional lawsuits and administrative proceedings, none of which will, in the opinion of management, have a material adverse effect on the Company's consolidated financial position of results of operations.

      The Company does not believe that the ultimate resolution of the litigation, administrative proceedings and environmental matters described above in the aggregate will have a material adverse effect on the Company's consolidated financial position of results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      There is currently no established trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of March 15, 1998, there were 12 holders of record of the Common Stock.

      Under the terms of the Company's Credit Agreement, dated August 7, 1995, as modified by four amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997 and November 14, 1997 (collectively, the "Credit Agreement"), with a syndicate of financial institutions for whom Bankers Trust Company is the Administrative Agent and NationsBank, N.A. (Carolinas) is the Documentation Agent, the Company and Dictaphone U.S. are restricted from paying dividends on their capital stock. In addition, under the terms of an Indenture (the "Note Indenture") between the Company, Dictaphone U.S. and Shawmut Bank Connecticut, National Association, relating to the Company's 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes"), the Company and certain of its subsidiaries are restricted from paying dividends on their capital stock. In addition, as a holding company, the Company's ability to pay cash dividends is also dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose.

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

      On November 20, 1997, the Company sold 3.5 million shares of its Common Stock to Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"). The sale was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transaction did not involve a public offering. There were no underwriters employed in connection with such sale. The proceeds derived from such sale were used by the Company to repay amounts outstanding under the Company's Revolving Credit Facility as well as fees associated with the issuance of the Tranche C Term Loan.

ITEM 6.    SELECTED FINANCIAL DATA

      Set forth below is the selected consolidated financial data of Dictaphone Corporation (Successor Company) at December 31, 1997 and December 31, 1996, for the years then ended, and for the twenty week period ended December 31, 1995. Also set forth below is the selected combined financial data of the Predecessor Company for the thirty two week period ended August 11, 1995 and for each of the two years in the period ended December 31, 1994. Certain amounts have been reclassified to conform to current year presentation.

      The selected financial data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included elsewhere in this Report.

      The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Accordingly, amounts at December 31, 1997, 1996 and 1995, and for the years and twenty week period then ended should not be compared to periods prior thereto.

                                      PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                  -------------------------  --------------------------------------------
                                  YEARS ENDED    32 WEEKS     20 WEEKS         YEAR             YEAR
                                  DECEMBER 31,     ENDED        ENDED          ENDED            ENDED
                                  ------------   AUGUST 11,  DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                  1993    1994     1995          1995          1996             1997
                                 ------  ------  ----------  ------------   ------------     ------------
STATEMENT OF OPERATIONS DATA:                          (DOLLAR AMOUNTS IN MILLIONS)

Total revenue                    $343.2  $346.8     $202.1    $150.6          $332.5           $340.0
Cost of sales, rentals and
  support services                179.2   178.0      107.6      90.1(c)        181.1(c)         194.4(c)
Selling and administrative         96.3    96.0       60.4      62.4(d)        149.2(d)         155.5(d)
Research and development
  (net of software
  capitalization)                  10.6    12.3        7.0       4.6            14.2             14.7
Operating profit (loss)            57.1    60.5       27.1      (6.5)          (12.0)           (24.6)
Net interest (income)
  expense and other                (1.2)   (1.0)      (1.4)     16.1(e)         41.6(e)          44.7(e)
Income (loss) before
  effect of changes in
  accounting                       35.0    36.6       17.1     (13.9)          (34.7)           (68.2)
Net income (loss)                  35.0    33.8(b)    17.1     (13.9)          (34.7)           (68.2)
Stock dividend on PIK
  Preferred Stock                   ---     ---        ---        .8             2.3              2.7
Net loss applicable to
  Common Stock                      ---     ---        ---     (14.7)          (37.0)           (70.9)

OTHER DATA:
EBITDA(a)                        $ 65.3  $ 68.6     $ 32.0    $ 32.3          $ 54.2          $  48.2
Depreciation and
  amortization                      8.2     8.1        4.9      39.1            65.8             62.2
Capital expenditures                5.0     5.9        5.5        .8             6.3              6.9
Software capitalization             ---     ---        2.5       1.7             4.7              6.2
EBITDA margin                      19.0%   19.8%      15.8%     21.5%           16.3%            14.2%

BALANCE SHEET DATA
 (AT END OF PERIOD):
Working capital                  $ 59.2  $ 64.2               $ 43.3          $ 33.0          $  51.2
Total assets                      241.5   268.5                550.7           504.8            470.1
Long term debt                      ---     ---                350.0           352.6            343.6
Total liabilities                  66.7    70.4                456.2           445.4            444.8
Stockholders' equity              174.8   198.1                 94.5            59.4             25.3

--------------------

(a) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation, amortization and other significant non-cash, non-recurring charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity, and is not necessarily comparable to similarly titled measures of other companies.
(b) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which resulted in a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).
(c) Cost of sales and rentals for the twenty weeks ended December 31, 1995 and years ended December 31, 1996 and 1997 includes $14.7 million, $8.8 million and $2.4 million, respectively, of charges related to the amortization of inventory write-up and depreciation associated with purchase accounting adjustments.
(d) Selling and administrative for the twenty weeks ended December 31, 1995 and years ended December 31, 1996 and 1997 includes $21.8 million, $46.2 million and $41.5 million, respectively, of non-cash purchase accounting charges.
(e) Includes $.9 million, $5.3 million and $6.3 million of non-cash interest expense from amortization of deferred financing fees for the twenty weeks ended December 31, 1995 and years ended December 31, 1996 and 1997, respectively.

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

     The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Certain amounts have been reclassified to conform to current year presentation.

     To facilitate the discussion below of the twelve month period ended December 31, 1996 against the results of operations for the same period of 1995, the historical operations of the Successor Company and Predecessor Company have been combined, since the Acquisition occurred thirty-two weeks into the twelve month period ended December 31, 1995.

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER  31,
                                                      --------------------------
                                                        1995     1996     1997
                                                        ----     ----     ----
                                                             (IN MILLIONS)

Net revenue.................................          $ 352.7  $ 332.5  $ 340.0

Cost of sales, rentals and support services.            197.7    181.1    194.4
Selling and administrative expense..........            122.8    149.2    155.5
Research and development....................             11.6     14.2     14.7
                                                      -------  -------  -------
     Operating profit (loss)................             20.6    (12.0)   (24.6)
                                                      -------  -------  -------

Net interest expense and other..............             14.7     41.6     44.7
Income tax provision (benefit)..............              2.7    (18.9)    (1.1)
                                                      -------  -------  -------
Net income (loss)...........................             $3.2   $(34.7)  $(68.2)
                                                      =======  =======   ======

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER  31,
                                                      --------------------------
                                                        1995     1996     1997
                                                        ----     ----     ----
                                                             (IN MILLIONS)

Revenue:
   Sales:
   Integrated Voice Systems.................          $  N/A   $ 49.1   $  45.7
   Integrated Health Systems................             N/A     31.4      37.4
                                                      ------   ------   -------
      Total U.S. Voice Systems..............            92.6     80.5      83.1
   Communications Recording Systems.........            60.8     57.7      59.3
   Customer Service Parts...................            19.6     18.4      18.0
   International and Dealer Operations......            43.5     40.4      40.7
   Rentals..................................             2.0      2.1       1.8
                                                      ------   ------   -------
      Product sales and rentals.............           218.5    199.1     202.9
                                                      ======   ======   =======

   Contract Manufacturing...................            44.5     40.6      42.8

   Support service:
   Customer Service.........................            74.7     80.0      81.3
   Application and Training Specialists.....             1.4      1.3       2.6
   International and Dealer Operations......            13.6     11.5      10.4
                                                      ------   ------   -------
      Total support service.................            89.7     92.8      94.3
                                                      ------   ------   -------

Total revenue...............................          $352.7   $332.5   $ 340.0
                                                      ======   ======   =======

RESULTS OF OPERATIONS

  1997 COMPARED TO 1996

     Total revenue increased 2.3% to $340.0 million in 1997 from $332.5 million in 1996. This increase in revenue is attributable to higher product sales revenue from I.H.S., Communications Recording Systems ("C.R.S.") and higher revenue from Customer Service (including sale of parts), Application and Training Specialists ("A.T.S."), and Contract Manufacturing, offset in part by lower revenue from I.V.S. and International and Dealer Operations support services.

     I.V.S. revenue declined 6.9% to $45.7 million in 1997 due to lower billings of desktops, small digital systems and Straight Talk(TM). I.V.S. order backlog increased 51.6% during 1997 to $6.5 million. Installations of Enterprise Express(TM) which was launched in the first half of 1997, and went into production in June 1997, accounted for I.H.S. revenue growth which increased 19.1% to $37.4 million. I.H.S. orders which increased 18.7% to $40.8 million also reflect the impact of Enterprise Express(TM). I.H.S. order backlog increased 24.4% to $11.8 million. C.R.S. revenue increased 2.8% to $59.3 million due to increased Guardian(TM) installations. C.R.S. orders increased 5.1% to $59.3 million. C.R.S. order backlog declined 5.5% in 1997 to $7.5 million. Customer Service revenue (including sale of parts) grew 0.9% to $99.3 million due to increased installation and third party maintenance revenue partially offset by lower proprietary product service contract revenue and hourly revenue. A.T.S. revenue increased by $1.3 million to $2.6 million due to increased customer training provided in support of I.V.S., I.H.S. and C.R.S. products. Sales and service revenue from International and Dealer Operations declined by 1.7% to $51.1 million due to lower service and desktop and portable revenue as well as $1.3 million of unfavorable currency exchange. Orders from International and Dealer Operations increased 4.9% to $41.0 million. International and Dealer backlog declined 28.8% in 1997 to $2.0 million. Contract Manufacturing revenue increased 5.5% to $42.8 million. The Company expects a weakening of total backlog and sales activity in the first quarter of 1998 for I.V.S. and C.R.S. as early trends in the first quarter indicate lower demand for these products. Early trends also indicate that I.H.S. sales activity remains strong as orders for its Enterprise Express(TM) product continue to grow.

      Cost of sales, rentals and support services increased 7.3% to $194.4 million (57.2% of total revenue) versus $181.1 million (54.5% of total revenue) for 1996. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services as a percentage of revenue would have increased by
4.7 percentage points to 56.5% due primarily to non-recurring non-cash charges of $14.9 million associated with the provision for excess field service parts and stock related to the Company's Digital Express(TM) and Records Express(TM) products. In connection with the launch of Enterprise Express(TM) which went into production in June 1997, the Company provided for excess service parts and field stock, as well as the prepayment of inventory associated with those products that the Enterprise Express(TM) product replaces. Lower price realization for C.R.S. digital loggers, I.H.S. digital and records management systems and I.V.S. desktops and portables also contributed to higher cost of sales, rentals and support services as a percentage of revenue.

      Selling and administrative expenses (including amortization of intangibles which included a $5.4 million non-cash charge to write down patent assets and associated goodwill to their fair value) increased 4.3% to $155.5 million (45.7% of revenue) from $149.2 million (44.9% of revenue) for 1996. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $41.5 million and $46.2 million for 1997 and 1996, respectively, selling and administrative expenses expressed as a percent of revenue, would have increased by 2.5 percentage points. This increase is attributable to a $2.3 million severance provision associated with the Company's efforts to reduce its cost structure through the elimination of over 90 full-time positions, and a non-cash charge of $1.0 million to write down capitalized software to its estimated realizable value. In addition, higher I.H.S. and C.R.S. field selling and home office sales support expenses, increased A.T.S. training costs, higher trade show, advertising and marketing expenses, and increased legal/settlement costs, management compensation and employee benefit costs contributed to this expense increase. I.V.S. and International expense reductions partially offset the increase.

      Research and development expenses of $14.7 million (7.2% of product sales and rental revenue) increased 4.0% from $14.1 million (7.1% of product sales and rental revenue), reflecting increased staffing and compensation.

      The Company recorded an operating loss of $24.6 million (7.2% of total revenue) for 1997 compared to an operating loss of $12.0 million (3.6% of total revenue) for 1996. Excluding the impact of purchase accounting adjustments from both 1997 and 1996 discussed above, operating profit would have declined by 55.2% due to higher costs associated with the charge for inventory obsolescence, the provision for severance, the charge to capitalized software and increased operating expenses.

  1996 COMPARED TO 1995

      Total revenue decreased 5.7% to $332.5 million in 1996 from $352.7 million in 1995. This decrease in revenue was attributable to declines in sales revenue from U.S. Voice Systems ("U.S.V.S."), C.R.S., Contract Manufacturing, and lower revenue from International and Dealer Operations, offset in part by higher Customer Service revenue.

      U.S.V.S. revenue declined 13.0% to $80.5 million due to lower demand for desktops and portable products and lower installations of voice processing systems. U.S.V.S. order backlog increased by $3.1 million during 1996 to $13.8 million. Sales revenue from C.R.S. declined 5.1% to $57.7 million due to lower Prolog(TM) installations, and the presence, in the fourth quarter of 1995, of a significant one-time installation. C.R.S. order backlog declined 14.2% to $7.9 million. Sales revenue from Contract Manufacturing (including sales to Pitney Bowes) declined 8.9% to $40.6 million principally due to lower sales to Pitney Bowes. Total revenue from International and Dealer Operations declined 8.9% versus 1995. Lower sales and service revenue in the United Kingdom offset improvement in C.R.S. sales revenue in Canada, Switzerland and Germany. Revenue from Customer Service (including sales of parts) increased 4.3% to $98.4 million due to increased proprietary product service contract revenue which increased 4.3% as well as higher third party maintenance revenue.

      Cost of sales, rentals and support services declined 8.4% to $181.1 million (54.5% of total revenue) versus $197.7 million (56.1% of total revenue) for 1995. Excluding additional depreciation and amortization expense related to purchase accounting adjustments associated with the Acquisition of $8.8 million and $14.7 million from 1996 and 1995, respectively, cost of sales, rentals and support services would have declined as a percent of revenue to 51.8% in 1996. This decline is attributable to lower inventory adjustments and reduced content of low margin Contract Manufacturing revenue, partially offset by lower C.R.S. price realization.

      Selling and administrative expenses increased 21.5% to $149.2 million (44.9% of total revenue) from $122.8 million (34.8% of total revenue) for 1995. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $46.2 million and $21.8 million for 1996 and 1995, respectively, selling and administrative expenses would have increased by 2.0%. This increase is attributable to higher sales development, marketing and advertising expenses, higher international expenses for sales office expansion, and a $1.1 million charge associated with the planned reorganization of United States field personnel and related severance, partially offset by reduced U.S.V.S. compensation-related expenses and lower employee benefit costs.

      Research and development expenses increased 22.0% to $14.2 million (4.3% of total revenue) from $11.6 million (3.3% of total revenue) in 1995, reflecting the impact of increased staffing and compensation.

      The Company recorded an operating loss of $12.0 million for 1996 compared to an operating profit of $20.6 million for 1995. Excluding the impact of the purchase accounting adjustments from both 1996 and 1995 discussed above, operating profit would have declined by 24.9%. This reduction reflects the impact of lower revenue and higher expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At December 31, 1997, the Company had outstanding term loans of $134.0 million (the "Term Loans") and loans of $9.0 million outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"), and $200.0 million of senior subordinated notes (the "Notes"). Availability under the Revolving Credit Facility at December 31, 1997 was $31.0 million. Scheduled annual principal payments will be $0.6 million in 1998, 1999 and 2000. There are no scheduled reductions in the Revolving Credit Facility over the next five years.

      On November 14, 1997, the Company and the lenders executed a fourth amendment to the Credit Agreement. The amendment permitted the Company to issue a new Tranche C Term Loan (the "Tranche C Loan") in the amount of $62.8 million, the proceeds of which were used by the Company to extinguish the outstanding balance of the Tranche A Term Loan (the "Tranche A Loan") and to prepay certain required principal payments on the outstanding amounts under the Tranche B Term Loan (the "Tranche B Loan"). The Tranche C Loan requires amortization equal to 1% of the total loan amount annually through 2001, 30% in 2002 and 66% in 2003. In addition, certain of the financial covenants in the Credit Agreement were revised. In the fourth quarter, the Company recorded a pre-tax non-cash charge of $2.1 million associated with the write-off of the unamortized debt issuance costs resulting from the early extinguishment of the outstanding balance under the Tranche A Loan.

      In connection with the fourth amendment, the Company sold an additional $35.0 million shares of Common Stock to certain of its existing stockholders, the proceeds of which were used to repay all amounts outstanding under a facility (the "New Facility") which was established on August 1, 1997, and to pay down the Revolving Credit Facility.

      In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75.0 million maturing on February 16, 1999. The swap effectively converts that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.3%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties are reflected in interest expense in the periods in which they accrue. The fair value of the interest rate swaps as of December 31, 1997 was unfavorable $0.1 million, based on dealer quotes.

      In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone (U.S.) to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

      The Company had $200.0 million aggregate principal amount of Notes outstanding as of December 31, 1997. The Notes are subordinated to the Credit Agreement and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1997 was favorable $6.0 million, based upon dealer quotes.

      Working capital increased by $18.2 million primarily due to increased trade receivables. The increase in receivables was due to improved revenue performance and a higher mix of digital systems and communications recording revenue in the fourth quarter of 1997, coupled with an increase in days sales outstanding.

      Capital expenditures for 1997 totaled $6.9 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

      The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company has introduced a number of new products in its target markets in 1997 and plans to introduce additional products in 1998 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, the successful introduction of its new products, refinancing including the issuance of a Tranche C loan, the New Equity, and provisions under the fourth amendment for the sale or financing of certain assets, as well as its ability to borrow under the Revolving Credit Facility, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

      As of December 31, 1997, the Company has tax net operating loss carryforwards ("NOL's") of approximately $87.9 million, which begin to expire in the year 2010. Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not". Management evaluates the realizability of its defined tax assets on a quarterly basis and considers historical trends, current circumstances and estimates of future taxable income. Management has determined, based on the Company's history of prior operating results, current circumstances and its expectations for the future, that taxable income of the Company will more likely not be sufficient to fully utilize the net deferred tax assets recorded as of December 31, 1997, prior to the earliest expiration in the year 2010 and has established a valuation reserve of $24.1 million against the $33.3 million of deferred tax assets.

      A reconciliation of the Company's loss before taxes for financial statement purposes to taxable loss for the years ended December 31, 1996 and 1997 is as follows (in thousands).

                                                                YEAR ENDED          YEAR ENDED
                                                            DECEMBER 31, 1996    DECEMBER 31, 1997
                                                            -----------------    -----------------
Loss before taxes for financial statement purposes                $(53,591)          $(69,282)

Differences between loss for financial statement
  purposes and taxable loss:
State income taxes - current portion.........                        1,701             2,692
Permanent differences:
   Goodwill..................................                        1,158             1,375
   All other permanent items.................                        2,043             4,235
Temporary differences:
   Intangible amortization...................                       20,959            21,309
   All other temporary differences (net).....                          618             6,333
                                                                  --------           -------
      Total differences......................                      $26,478           $35,944
                                                                  --------           -------
Taxable loss.................................                     $(27,113)         $(33,338)
                                                                  ========          ========

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

      The Company is actively engaged in resolving issues associated with the Year 2000 challenge. In 1997, the Company began a review of its systems to identify Year 2000 issues and is on schedule to complete its assessment, modifications and testing of its strategic business systems in 1998 and 1999. The Company is also assessing the scope of the Year 2000 issue in its physical plant and infrastructure and will begin corrective actions in 1998. The Company is also in communication with its major customers and suppliers to resolve Year 2000 interface issues. While the Company anticipates success in this cooperative effort, it cannot guarantee the performance of third parties.

      Additionally, the Company has performed assessments of its current products. Certain products will require engineering changes which are being developed. The Company believes most of its currently sold products will be Year 2000 compliant provided they have the appropriate engineering upgrades and is in the process of communicating the Year 2000 status of such current products to customers. The Company does not currently plan to develop modifications to certain of its older products to ensure Year 2000 compliance and is evaluating plans to notify affected maintenance customers of this plan.

      The Company expects to utilize both internal and external resources to resolve Year 2000 issues. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. The overall cost of Year 2000 projects is not expected to be material based upon current estimates.

      Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner would have a material adverse effect on certain of the Company's operations.

      The Company may, from time to time, provide estimates as to future performance. Such estimates would be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those estimates provided. The Company undertakes no duty to update such forward looking statements. Factors that could cause actual results to differ from such forward looking statements include, but are not limited to, those previously discussed herein.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not currently applicable to the Company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)


                       QUARTER ENDED  QUARTER ENDED  QUARTER ENDED  QUARTER ENDED
                         MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                            1997          1997           1997           1997
                       -------------  -------------  -------------  -------------
     1997
     ----
Net revenue.........      $81,167      $79,941          $87,716       $91,218
Cost of sales, rentals
  and support services     42,815       55,630           46,129        49,858
Net loss ...........      (7,834)      (19,080)(a)       (6,023)      (35,285)(b)
Net loss applicable to
 Common Stock.......      $(8,469)     $(19,758)        $(6,704)     $(35,990)


                       QUARTER ENDED  QUARTER ENDED  QUARTER ENDED  QUARTER ENDED
                         MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                           1996           1996           1996           1996
                       -------------  -------------  -------------  -------------
     1996
     ----
Net revenue.........      $80,459      $85,252          $83,447      $ 83,310
Cost of sales, rentals
 and support services      46,874       45,224           45,394        43,656
Net loss ...........      (11,430)      (7,890)          (8,505)       (6,835)
Net loss applicable to
 Common Stock.......     $(11,955)     $(8,497)         $(9,098)      $(7,437)
---------------------


(a) Net loss includes after tax charges of $6.7 million for digital product obsolescence and $1.5 million for severance.

(b) Net loss includes after tax charges of $3.8 million to write down patent assets, associated goodwill, and capitalized software, $2.6 million for digital product obsolescence, and $24.1 million to establish a deferred tax valuation reserve.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dictaphone Corporation

We have audited the accompanying consolidated balance sheets of Dictaphone Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and the twenty week period ended December 31, 1995. Our audits also included the financial statement schedule as of and for the years ended December 31, 1997 and 1996 and for the twenty week period ended December 31, 1995, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dictaphone Corporation and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and the twenty week period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule as of and for the years ended December 31, 1997 and 1996, and for the twenty week period ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 2, 1998

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                  DECEMBER 31, 1996   DECEMBER 31, 1997
                                                  -----------------   -----------------
ASSETS
Current assets:
   Cash                                                  $ 7,927            $ 10,277
   Accounts receivable, less allowance of
    $1,339 and $810, respectively                         53,701              71,939
   Inventories                                            56,840              48,779
   Other current assets                                    9,833              11,675
                                                         -------            --------
      Total current assets                               128,301             142,670
Property, plant and equipment, net                        37,008              35,331
Deferred financing costs, net of accumulated
 amortization of $6,235 and $12,517, respectively         14,255              10,900
Intangibles, net of accumulated amortization of
  $58,177 and $99,439, respectively                      271,022             229,322
Prepaid repurchases, leased equipment                      5,163                 776
Other assets                                              49,086              51,061
                                                        --------            --------
      Total assets                                      $504,835            $470,060
                                                        ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  7,634            $ 10,940
   Interest payable                                       10,342              10,144
   Accrued liabilities                                    29,961              32,373
   Advance billings                                       34,808              37,184
   Current portion of long-term debt                      12,512                 795
                                                        --------            --------
      Total current liabilities                           95,257              91,436
Long-term debt                                           340,086             342,816
Other liabilities                                         10,114              10,547
                                                        --------            --------
      Total liabilities                                  445,457             444,799
                                                        --------            --------

Commitments, contingencies and concentration of risks (Note 12)

Stockholders' equity:
   Preferred  stock ($.01 par value;  10,000,000
     shares  authorized;  1,500,000 shares of 14%
     PIK  perpetual preferred stock issued and
     outstanding, liquidation value at
     December 31, 1997, $20,841)                          18,142              20,841
   Common stock ($.01 par value; 20,000,000 shares
     authorized; 9,480,000 and 12,952,000 shares
     outstanding at December 31, 1996 and 1997,
     respectively)                                            95                 130
   Notes receivable from stockholders                     (1,052)               (831)
   Additional paid-in capital                             94,905             129,870
   Treasury stock, at cost                                  (200)               (480)
   Accumulated deficit                                   (51,676)           (122,597)
   Accumulated translation adjustment                       (836)             (1,672)
                                                        --------            --------
      Total stockholders' equity                          59,378              25,261
                                                        --------            --------
      Total liabilities and stockholders' equity        $504,835            $470,060
                                                        ========            ========

              See accompanying notes to consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amount)



                                           TWENTY WEEKS ENDED      YEAR ENDED            YEAR ENDED
                                           DECEMBER 31, 1995    DECEMBER 31, 1996    DECEMBER 31, 1997
                                           ------------------   -----------------    -----------------
   Revenues:
      Product sales and rentals                 $ 96,014            $199,024             $202,894
      Contract manufacturing sales                18,892              40,614               42,864
      Support services                            35,686              92,830               94,284
                                                --------            --------             --------
         Total revenue                           150,592             332,468              340,042
                                                --------            --------             --------

   Costs and expenses:

      Cost of sales, rentals and support
         services                                 90,126             181,148              194,432

      Selling and administrative                  45,409             108,008              114,263

      Amortization of intangibles                 16,968              41,209               41,262

      Research and development                     4,587              14,135               14,705
                                                --------            --------             --------

   Operating loss                                 (6,498)            (12,032)             (24,620)

   Interest expense                               15,850              42,897               44,438

   Other expense (income) - net                      232              (1,338)                 224
                                                --------            --------             --------

   Loss before income taxes                      (22,580)            (53,591)             (69,282)

   Income tax benefit                              8,706              18,931                1,060
                                                --------            --------             --------

   Net loss                                      (13,874)            (34,660)             (68,222)

      Stock dividends on PIK Preferred Stock         815               2,327                2,699
                                                --------            --------             --------

      Net loss applicable to Common Stock       $(14,689)           $(36,987)            $(70,921)
                                                ========            ========             ========




          See accompanying notes to consolidated financial statements.

                       DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Dollars in thousands)

                                                    TWENTY WEEKS ENDED       YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31, 1995   DECEMBER 31, 1996    DECEMBER 31, 1997
                                                    ------------------   -----------------    -----------------
Operating activities:
   Net loss                                             $  (13,874)         $  (34,660)          $  (68,222)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization (including
       $11,691, $5,775 and $8,114, respectively,
       of nonrecurring charges)                             39,972              71,135               68,515
      Provision for deferred income taxes                   (9,035)            (18,876)              (1,767)
      Non-recurring charge for digital product
         obsolescence (Note 4)                                 ---                 ---               14,902
      Changes in assets and liabilities:
         Accounts receivable                               (12,684)              3,320              (18,869)
         Inventories                                        16,786               3,833               (4,528)
         Other current assets                                5,358                (513)              (1,876)
         Accounts payable and accrued liabilities           20,020              (5,672)               5,896
         Advance billings                                   (1,134)                167                2,502
         Other assets and other                            (18,837)            (12,416)             (10,996)
                                                           -------             -------             --------
            Net cash provided by (used in) operating
              activities                                    26,572               6,318              (14,443)
                                                           -------             -------             --------
Investing activities:
   Payments for acquisition                               (454,239)             (8,000)                ---
   Net investment in fixed assets                             (805)             (6,225)              (5,899)
                                                           -------             -------            ---------
         Net cash used in investing activities            (455,044)            (14,225)              (5,899)
                                                           -------             -------            ---------
Financing activities:
   Net proceeds from sale of senior subordinated notes     194,000                 ---                 ---
   Borrowings under term loan facility                     150,000                 ---              62,750
   Repayment under term loan facility                          ---              (7,750)            (71,000)
   Proceeds from sale of common stock                       95,000                 ---              35,000
   Proceeds from sale of preferred stock                    15,000                 ---                 ---
   Borrowings under revolving credit facility               15,000              32,000              88,600
   Repayment under revolving credit facility               (15,000)            (23,000)            (88,600)
   International borrowing, net                                ---               1,277                (717)
   Payment of deferred financing costs                     (13,699)               (791)             (2,927)
   Capital lease obligations                                   ---                (198)               (266)
   Repayment of management loans                               113                 108                 221
   Payments to acquire treasury stock                         (100)               (100)               (280)
                                                           -------             -------            --------

      Net cash provided by financing activities            440,314               1,546              22,781
                                                           -------             -------            --------

Effect of exchange rate changes on cash                        (26)                  9                 (89)
                                                           -------             -------            --------
Increase (decrease) in cash                                 11,816              (6,352)              2,350
Cash, beginning of period                                    2,463              14,279               7,927
                                                           -------             -------            --------
Cash, end of period                                        $14,279             $ 7,927            $ 10,277
                                                           =======             =======            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                              $ 4,060             $38,142            $ 38,372
                                                           =======             =======            ========
Income taxes paid                                          $   ---             $ 1,960            $  1,039
                                                           =======             =======            ========

          See accompanying notes to consolidated financial statements.

                       DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE TWENTY WEEKS ENDED DECEMBER 31, 1995
                       AND YEARS ENDED DECEMBER 31, 1996 AND 1997
                         (In millions, except per share amounts)

                                               NOTES
                                            RECEIVABLE              ACCUMULATED                 ACCUMULATED
                        PREFERRED  COMMON      FROM      TREASURY     PAID-IN     ACCUMULATED   TRANSLATION      TOTAL
                          STOCK    STOCK   STOCKHOLDERS    STOCK      CAPITAL       DEFICIT     ADJUSTMENTS      EQUITY
                        ---------  ------  ------------  --------   -----------   -----------   -----------      ------
Initial capitalization
at August 12, 1995      $ 15,000   $  95    $ (1,273)     $  ---      $ 94,905    $    ---         $  ---      $ 108,727

Net loss                     ---     ---         ---         ---           ---     (13,874)           ---        (13,874)

Stock Dividends              815     ---         ---         ---           ---        (815)           ---            ---

Repayment of
 management  loans           ---     ---         113         ---           ---         ---            ---            113

Treasury stock               ---     ---         ---        (100)          ---         ---            ---           (100)

Translation
 adjustments                 ---     ---         ---         ---           ---         ---           (363)          (363)
                        --------   -----    --------      ------      --------    --------         ------      ---------
Balance at
 December 31, 1995        15,815      95      (1,160)       (100)       94,905     (14,689)          (363)        94,503

Net loss                     ---     ---         ---         ---           ---     (34,660)           ---        (34,660)

Stock Dividends            2,327     ---         ---         ---           ---      (2,327)           ---            ---

Repayment of
 management loans            ---     ---         108         ---           ---         ---            ---            108

Treasury stock               ---     ---         ---        (100)          ---         ---            ---           (100)

Translation
 adjustments                 ---     ---         ---         ---           ---         ---           (473)          (473)
                        --------   -----    --------      ------      --------    --------         ------      ---------

Balance at
December 31, 1996         18,142      95      (1,052)       (200)       94,905     (51,676)          (836)        59,378

Net Loss                     ---     ---         ---         ---           ---     (68,222)           ---        (68,222)

Stock Dividends            2,699     ---         ---         ---           ---      (2,699)           ---            ---

Sale of common stock         ---      35         ---         ---        34,965         ---            ---         35,000

Repayment of
 management loans            ---     ---         221         ---           ---         ---            ---            221

Treasury stock               ---     ---         ---        (280)          ---         ---            ---           (280)

Translation
 adjustments                 ---     ---         ---         ---           ---         ---           (836)          (836)
                        --------   -----    --------      ------      --------    --------         ------      ---------

Balance at
 December 31, 1997      $ 20,841   $ 130    $   (831)     $ (480)     $129,870   $(122,597)       $(1,672)     $  25,261
                        ========   =====    ========      ======      ========   =========        ========     =========



              See accompanying notes to consolidated financial statements.

                       DICTAPHONE CORPORATION (SUCCESSOR COMPANY)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands, except share amounts)


1.   THE ACQUISITION

          On April 25, 1995, Dictaphone Corporation (Successor Company) (the "Company") entered into a Stock and Asset Purchase Agreement, as amended August 11, 1995 (the Acquisition Agreement"), with Pitney Bowes Inc. ("Pitney Bowes") for the purpose of acquiring (the "Acquisition") Dictaphone Corporation, the United States Dictaphone Subsidiary of Pitney Bowes ("Dictaphone U.S. (Predecessor Company)") and certain foreign affiliates ("Dictaphone Non-U.S. (Predecessor Company)") as set forth in the Acquisition Agreement (collectively, the "Predecessor Company"). On August 11, 1995, the Company acquired the Predecessor Company for $450.0 million, which was subject to certain post-closing adjustments as defined in the Acquisition Agreement. On March 6, 1996, the Company and Pitney Bowes reached agreement as to final purchase adjustment. Total purchase adjustments amounted to $12.2 million for an aggregate purchase price of $462.2 million.

          The Acquisition, including approximately $22,178 of related transaction and financing fees, was financed with the borrowing of approximately $165,000 under a credit agreement, which consisted of two term loans and a revolving credit facility, the sale of senior subordinated notes with an aggregate principal amount of $200,000 and equity contributions of $110,000.

2.   NATURE OF OPERATIONS

          The Company is engaged principally in the design, manufacture, marketing and service of integrated voice and data management systems and software, which include dictation, voice processing, voice response, unified messaging, records management, court recording, call center monitoring systems and communications recording. Dictaphone markets these products worldwide with most of its revenue generated from the U.S. market.

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

          COMPUTER SOFTWARE DEVELOPMENT COSTS. The Company capitalizes certain software costs (approximately $4,171, $6,945 and $6,225 for the years ended December 31, 1995, 1996 and 1997, respectively) in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such amounts are amortized as the related products are sold. In 1997, the Company wrote down $1.0 million of capitalized software to its estimated realizable value. Amortization expense in 1995, 1996 and 1997 related to the capitalized amounts was $0, $1,418 and $5,821, respectively.

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

          REVENUE. For large dictation and communication recording systems that have technical installation requirements, the Company recognizes revenue upon installation, which is when all of its contractual obligations have been satisfied. Technical installations are installations of product estimated to exceed 30 days. Revenue for all other products is recognized upon shipment, net of estimated returns.

          COSTS AND EXPENSES. Operating expenses of field sales and service offices which represent the cost of support services revenue are included in cost of sales.

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

4.   INVENTORIES

            Inventories consist of the following:
                                                  DECEMBER 31,      DECEMBER 31,
                                                      1996              1997
                                                  ------------      ------------

            Raw materials and work in process      $  14,881           $ 18,481
            Supplies and service parts                19,946             14,087
            Finished products                         22,013             16,211
                                                   ---------           --------
            Total inventories                      $  56,840           $ 48,779
                                                   =========           ========

            With the production of Enterprise Express(TM) in June 1997, the Company provided for excess service parts and field stock, inclusive of prepaid amounts, associated with those products that the Enterprise Express(TM) product would replace. During 1997, these non-cash charges totalled $14.9 million.

            As a result of the Acquisition, inventories were recorded at their fair value at August 12, 1995. Such fair value represented selling price less estimated costs of completion for work in process and selling costs and a reasonable profit allowance for the selling and completion effort for finished goods. Raw materials were valued at replacement cost. The fair value of inventories was $19,197 in excess of their historical cost. Of such excess, $11,691, $5,775 and $1,713 was charged to cost of sales and rentals during the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1996              1997
                                                  ------------      ------------

            Land                                    $  1,781          $  1,766
            Buildings                                 16,958            17,228
            Machinery and equipment                   43,034            47,497
                                                    --------          --------
               Subtotal                               61,773            66,491
            Accumulated depreciation                 (24,765)          (31,160)
                                                    --------          --------
            Property, plant and equipment, net      $ 37,008          $ 35,331
                                                    ========          ========

            Depreciation expense for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997 was $10,413, $15,130 and $7,739, respectively.

6.    IMPAIRMENT OF LONG-LIVED ASSETS

            In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), the Company has recorded a non-cash pretax charge of $5.4 million to write down certain patents and associated goodwill to their fair value. The Company assessed impairment based upon an analysis of anticipated future revenue of applicable products and the resulting undiscounted cash flows. Fair value was based upon a royalty saved valuation technique. The charge is reported in the Consolidated Statement of Operations as amortization of intangibles.

7.    INTANGIBLES

            The following summarizes intangible assets, net of accumulated amortization and writedowns of $58,177 and $99,439 for the years ended December 31, 1996 and 1997, respectively. Amortization expense for the years ended December 31, 1996 and December 31, 1997 was $41,209 and $41,262, respectively.

                                                  DECEMBER 31,      DECEMBER 31,
                                                     1996              1997
                                                  ------------      ------------

            Goodwill                               $139,687           $135,004
            Tradenames                               75,158             73,211
            Service contracts                        18,951              8,920
            Non-compete agreement                    30,057             11,696
            Patents                                   7,169                491
                                                   --------           --------
                                                   $271,022           $229,322
                                                   ========           ========
8.    DEBT

            The following summarizes the debt structure of the Company:

                                                  DECEMBER 31,      DECEMBER 31,
                                                     1996              1997
                                                  ------------      ------------

            Current portion of long-term debt      $  12,512         $     795
                                                   ---------         ---------
            Long-term debt:
               Senior debt:
                  Term loans:
                     Tranche A                        57,000               ---
                     Tranche B                        73,500            71,250
                     Tranche C                           ---            62,122
                  Revolving credit loans               9,000             9,000
               International debt                        586               444
               Subordinated notes                    200,000           200,000
                                                    --------         ---------
            Total long-term debt                     340,086           342,816
                                                    --------         ---------
            Total debt                              $352,598         $ 343,611
                                                   =========         =========

            In connection with the financing of the Acquisition, the Company entered into a Credit Agreement, dated August 7, 1995, as amended by four amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997 and November 14, 1997 (collectively, the "Credit Agreement") with a syndicate of financial institutions for whom Bankers Trust Company ("Bankers Trust") is the Administrative Agent and NationsBank, N.A. (Carolinas) ("Nations") is the Documentation Agent.

            The fourth amendment to the Credit Agreement provided for the issuance of a new Tranche C Loan in the amount of $62,750, the proceeds of which were utilized by the Company to extinguish the outstanding balance of the Tranche A Loan and to prepay certain required principal payments on the outstanding borrowings under the Tranche B Loan. The Credit Agreement consists of a $75,000 Tranche B Term Loan due June 30, 2002, and a $62,750 Tranche C Term Loan due June 30, 2003, and a six-year Revolving Credit Facility of up to $40,000, collectively, the "Facilities". A portion of the Revolving Credit Facility is available to provide for the working capital requirements and general corporate purposes of the Company and to issue commercial and standby letters of credit.

            In connection with the fourth amendment, the Company also sold an additional $35,000 of equity, the proceeds of which were used to repay all amounts outstanding on a facility which was established August 1, 1997, and to pay down the Revolving Credit Facility.

            At December 31, 1997, the Company had Term Loans of $134,000 and loans of $9,000 outstanding under the Revolving Credit Facility. The maturity schedule relating to the $134,000 of outstanding Term Loans is as follows:

            1998                    $    628
            1999                         628
            2000                         628
            2001                      38,128
            2002                      52,575
            Thereafter                41,413
                                    --------
                                    $134,000
                                    ========

            The Company will be required to make certain prepayments, subject to certain exceptions, on the Facilities with 75% of Excess Cash Flow (as defined in the Credit Agreement) and with the proceeds from certain asset sales, issuances of debt and equity securities and any pension plan reversion. Such prepayments will be applied first to required principal payments of the Tranche B Term Loan and thereafter to amounts outstanding under the Revolving Credit Facility.

            There are no scheduled reductions in the Revolving Credit Facility over the next five years. Availability under the Revolving Credit Facility at December 31, 1997 was $31,000. The Company had outstanding letters of credit of $2,210 as of December 31, 1997.

            Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, the higher of (1) Bankers Trust's Prime Rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate, (together the "Base Rate") plus 1.75% or the reserve Eurodollar Rate (as defined in the Credit Agreement) plus 2.75%. The Tranche B Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.25% or the reserve Eurodollar Rate plus 3.25%. The Tranche C Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. In addition, the Company is required to pay Bankers Trust a quarterly commitment fee of .50% per annum on the daily average unused portion of the Revolving Credit Facility. The carrying amount of the Facilities approximates fair value as the interest rate reprices quarterly and is reflective of currently available market rates. The Company entered into an interest rate swap contract in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75,000 maturing on February 16, 1999. The swap effectively converts that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.3%. No funds under the swap agreements are actually borrowed or are to be repaid. The amounts due to or from the counterparties are reflected in interest expense in the periods in which they accrue. The fair value of the interest rate swaps as of December 31, 1997 was unfavorable $0.1 million, based upon dealer quotes. Dictaphone is exposed to credit-related losses in the event of non-performance by the counterparties to these swaps, although no such losses are expected as the counterparties are commercial banks having an investment grade credit rating. The effective interest rate for the year ended December 31, 1997 was 8.45%, 8.95% and 8.40% on the Tranche B Loan, Tranche C Loan and the Revolving Credit Facility, respectively.

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

            In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company and Dictaphone U.S. to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock (as hereinafter defined), make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

            The Acquisition was also financed through the issuance of $200,000 senior subordinated notes (the "Notes"). The Notes are subordinated to the Credit Agreement financing and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Notes bear interest of 11-3/4% per annum, payable semiannually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1997 was favorable $6.0 million, based on dealer quotes. The Notes are fully and unconditionally guaranteed by Dictaphone U.S. The Notes contain covenants similar to the Facilities and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture.

9.    EQUITY AND STOCK OPTIONS

      COMMON STOCK

            On December 31, 1997, the Company had 20 million shares of common stock, $.01 par value ("Common Stock") authorized of which 12,952,000 shares were issued, outstanding and owned by Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"), an affiliate of a limited partner of Stonington, and by management of the Company. (See Note 11).

            At December 31, 1996 and 1997, the Company had 20,000 and 48,000 shares of treasury stock, respectively.

      PREFERRED STOCK AND WARRANT

            The  Company  is  authorized  to issue up to 10  million  shares  of preferred stock, $.01 par value, in one or more series as authorized by the Board of Directors and to fix the terms, rights, restrictions and qualifications of shares of each series. In connection with the acquisition, the Company issued 1.5 million shares of 14% Pay-In-Kind Perpetual Preferred Stock ("PIK Preferred Stock"). The PIK Preferred Stock is nonvoting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in-kind dividend of 14% per year payable quarterly in arrears from September 30, 1995 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24%). The PIK Preferred Stock ranks senior to all classes and series of stock of the Company with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company. It is redeemable at the option of the Company or in certain limited circumstances at the option of the holder upon the occurrence of certain events. The Company accrued the 14% pay-in-kind dividend and charged accumulated deficit $815, $2,327 and $2,699 for the twenty weeks ended December 31, 1995 and years ended December 31, 1996 and 1997, respectively, as a result of the required dividends representing 81,500, 232,700 and 269,900 shares of the PIK Preferred Stock, respectively. Such shares of PIK Preferred Stock were declared and issued in respect of the period up to December 31, 1997.

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

      MANAGEMENT STOCK OPTION PLAN

            At the date of Acquisition, the Company adopted a Management Stock Option Plan (the "Plan") and issued options to purchase 713,000 shares of Common Stock at $10.00 per share (fair market value) to officers, key employees and non-employee directors of the Company. The Plan provides that one-half of the options granted under the Plan will vest automatically over a five year period and the other one-half became eligible for vesting as to 10% on April 15, 1996, as to 20% on April 15, 1997, and the remaining options become eligible for vesting as to an additional 20% on each of April 15, 1998, 1999, and 2000, and as to the remaining 10% on April 15, 2001, if the Company attains certain predetermined financial performance goals, or in any case no later than the tenth anniversary of the Acquisition. Based upon the Company's 1995 performance, the Company's Board of Directors determined that 60% of the Performance Options eligible for vesting on April 15, 1996 would vest. Based upon the Company's 1996 performance, the Company's Board of Directors determined that 0% of the Performance Options eligible for vesting on April 15, 1997 would vest. The options expire ten years from the date of grant or earlier in certain circumstances. In the event of a Sale or an IPO (as defined in the Plan) of the Company prior to August 11, 2000, all outstanding service-based options and performance-based options will become immediately vested and exercisable prior to the effective date of such Sale or IPO. At the date of the Acquisition, the Company reserved 850,000 shares of its Common Stock for issuances under the Plan. Effective August 1, 1997, the number of shares reserved for issuances under the Plan was increased to 1,200,000. A summary of options outstanding is as follows:

                                         DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                            1995         1996          1997
                                         ------------ ------------  ------------

         Outstanding, beginning of year        ---       683,000        650,000
         Granted                           713,000        89,000        551,500
         Cancelled                         (30,000)     (122,000)      (105,000)
                                           -------      --------      ---------
         Outstanding, end of year          683,000       650,000      1,096,500
                                           =======      ========      =========

         Exercisable, end of year                0        82,680        161,470
                                           =======      ========      =========

            The estimated fair value of the stock was $10.00 for all periods.

            Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone. Had compensation cost for the stock option been determined based on the fair value of the option at a date of grant consistent with the requirements of SFAS No. 123, Dictaphone's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1995        1996        1997
                                               ----        ----        ----

         Net loss           As reported     $(14,689)   $(36,987)   $(70,921)

                            Pro Forma       $(14,770)   $(37,182)   $(71,503)

            The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1995          1996         1997
                                              ----          ----         ----

         Risk free interest rate              5.44%         6.21%        5.72%

         Expected life                        5 years       5 years      5 years

         Expected volatility                    ---           ---          ---

         Expected dividend yield                ---           ---          ---

10.   INCOME TAXES

            The provision (benefit) for income taxes for the twenty weeks ended December 31, 1995 and years ended December 31, 1996 and 1997 consists of the following:

                        TWENTY WEEKS ENDED     YEAR ENDED         YEAR ENDED
                        DECEMBER 31, 1995   DECEMBER 31, 1996  DECEMBER 31, 1997
                        -----------------   -----------------  -----------------
         Current:
           Federal         $      ---         $      ---          $     ---
           State                  ---                ---                ---
           Foreign                329                (55)               707
                           ----------         ----------          ---------
              Total        $      329         $      (55)         $     707
                           ----------         ----------          ---------
         Deferred:
           Federal         $   (7,228)        $  (14,686)         $   1,059
           State               (1,216)            (3,139)            (2,203)
           Foreign               (591)            (1,051)              (623)
                           ----------         ----------          ---------
              Total            (9,035)           (18,876)            (1,767)
                           ----------         ----------          ---------
                 Total     $   (8,706)        $  (18,931)         $  (1,060)
                           ==========         ==========          =========

            The difference between the Company's effective income tax rate and the United States statutory rate for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997 is reconciled below:

                                                          TWENTY WEEKS ENDED          YEAR ENDED               YEAR ENDED
                                                           DECEMBER 31, 1995       DECEMBER 31, 1996        DECEMBER 31, 1997
                                                           -----------------       -----------------        -----------------

      United States statutory rate                               35.00%                 35.00%                    35.00%
         State income taxes, net of Federal
          income tax benefit                                      3.50%                  3.81%                     4.32%
         Effect of foreign operations                             1.09%                 (1.39%)                   (0.17%)
         Miscellaneous                                           (1.03%)                (2.09%)                   (2.83%)
         Net operating loss carryforwards
          with no anticipated benefit                               ---                    ---                   (34.79%)
                                                                 -------                -------                  --------
            Total                                                38.56%                 35.33%                     1.53%
                                                                 =======                =======                   =======

            See Footnote 13 for disaggregated information as to domestic and foreign income before taxes.

            Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                              DECEMBER 31,          DECEMBER 31,
                                                 1996                  1997
                                              ------------          ------------
Deferred tax assets:
  Net operating loss carryforwards              $15,702                 $33,321
  Amortization - identifiable intangibles        12,951                  22,694
  Postretirement and pension benefits             4,107                   5,010
  Depreciation                                    5,570                   3,683
  Other                                           4,779                   6,357
                                                --------                -------
  Total gross deferred tax assets                43,109                  71,065
                                                --------                -------
Less: valuation allowance                             0                 (24,100)
                                                --------                -------
Net deferred tax assets                         $43,109                 $46,965
                                                ========                =======

Deferred tax liabilities:
  Amortization - goodwill                       $(2,363)                $(3,735)
  Capitalized software costs                     (2,084)                 (2,240)
  Other                                            (893)                 (1,451)
                                                --------                --------
  Total deferred tax liabilities                $(5,340)                $(7,426)
                                                ========                =======

            The Company has recorded a gross deferred tax asset of $71.1 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1997 is approximately $86.2 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011 and $39.3 million will expire in the year 2012. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. Management has determined, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely not be sufficient to fully utilize the net deferred tax asset recorded for December 31, 1997, prior to the earliest expiration in the year 2010, and has established a valuation reserve of $24.1 million against the $33.3 million of deferred tax assets. The valuation allowance did not change in 1996. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

11.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      TRANSACTIONS WITH STONINGTON CAPITAL APPRECIATION 1994 FUND, L.P.

            In the fourth quarter of 1997, the Company received an additional $35.0 million from the purchase of 3.5 million additional shares of Common Stock by Stonington.

            Stonington, together with an affiliate of a limited partner of Stonington, own 98.8% of the outstanding Common Stock of the Company, has the power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of the Company. Four of the eight members of the Board of Directors of the Company are employees of an affiliate of Stonington and serve as representatives of Stonington.

      TRANSACTIONS WITH MANAGEMENT

            In connection with the Acquisition, the Company sold 197,000 shares of Common Stock to certain members of the Company's management (the "Management Investors") for $1,970, the fair value of the Common Stock at the date of sale (the "Management Placement"). The Company financed $1,273 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate in effect for the Revolving Credit Facility under the Credit Agreement plus 2.75%. Interest is due annually starting in August 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to a Stockholder's Agreement.

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

12.   COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

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

            Future minimum lease payments for operating leases as of December 31, 1997 are as follows:

            YEARS ENDING DECEMBER 31,
              1998                         $ 3,643
              1999                           2,878
              2000                           2,352
              2001                           1,310
              2002                             937
              Later years                    2,438
                                           -------
            Total minimum lease payments   $13,558
                                           =======

            Rental expense under operating leases was $2,255, $5,168 and $5,073 for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997, respectively.

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

            The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $10 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Acquisition Agreement, subject to certain limitations.

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

13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION

            Dictaphone U.S. has fully and unconditionally guaranteed the Notes (See Note 8). Dictaphone Non-U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes. Subsequent to December 31, 1997, the Company merged Dictaphone Corporation and Dictaphone Corporation (U.S.).

            The following are the supplemental consolidating statement of operations and cash flow information for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997, and the supplemental consolidating balance sheet information as of December 31, 1996 and 1997.

                       DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
             SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          TWENTY WEEKS ENDED DECEMBER 31, 1995


                                                  DICTAPHONE        DICTAPHONE        DICTAPHONE      CONSOLIDATING
                                                 CORPORATION            U.S.            NON-U.S.       ADJUSTMENTS      CONSOLIDATED
                                                 -----------        ----------        ----------      --------------    ------------


     Revenue from:
      Product sales and rentals                   $  ---              $85,633            $15,212         $(4,831)         $ 96,014
      Contract manufacturing sales                   ---               18,892                ---             ---            18,892
      Support services                               ---               31,031              4,655             ---            35,686
                                                  -------             --------            -------         -------          --------
         Total revenues                              ---              135,556             19,867          (4,831)          150,592
                                                  -------             --------            -------         -------          --------

     Costs and expenses:
      Cost of sales, rentals and support
       services                                      ----              83,029             11,499          (4,402)           90,126
      Selling and administrative                      83               54,728              7,563               3            62,377
      Research and development                       ----               4,587                ---             ---             4,587
      Interest expense - net and other             5,472                9,455              1,155             ---            16,082
                                                 --------             --------           --------         -------          --------
         Total costs and expenses                  5,555              151,799             20,217          (4,399)          173,172
                                                 --------             --------           --------         -------          --------
     Equity (loss) earnings                       (4,035)                 ---                ---           4,035              ---
                                                 --------             --------           --------         -------          --------

     (Loss) income before income taxes            (9,590)             (16,243)              (350)          3,603           (22,580)

     Benefit for income taxes                      1,945                6,316                262             183             8,706
                                                 --------              -------           --------          ------          --------

     Net (loss) income                           $(7,645)             $(9,927)           $   (88)         $3,786          $(13,874)
                                                 ========             ========           ========         =======         =========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1996


                                               DICTAPHONE        DICTAPHONE            DICTAPHONE      CONSOLIDATING
                                              CORPORATION           U.S.                 NON-U.S.        ADJUSTMENTS    CONSOLIDATED
                                              -----------        ----------            ----------      --------------   -----------


     Revenue from:
      Product sales and rentals                $  ---             $174,952                $36,229       $(12,157)        $199,024
      Contract manufacturing sales                ---               40,614                    ---            ---           40,614
      Support services                            ---               81,311                 11,519            ---           92,830
                                               -------            --------                --------      ---------        --------
         Total revenues                           ---              296,877                 47,748        (12,157)         332,468
                                               -------            --------                --------      ---------        --------

     Costs and expenses:
      Cost of sales, rentals and support
       services                                   ---              163,752                 29,101        (11,705)         181,148
      Selling and administrative                  203              125,854                 23,160            ---          149,217
      Research and development                    ---               14,135                    ---            ---           14,135
      Interest expense - net and other          3,830               36,557                  1,158             14           41,559
                                              --------            ---------                -------      --------         --------
         Total costs and expenses               4,033              340,298                 53,419        (11,691)         386,059
                                              --------            ---------                -------      --------         --------

     Equity (loss) earnings                    (7,024)                 ---                    ---          7,024              ---
                                              --------            ---------                -------      --------         --------

     (Loss) income before income taxes        (11,057)             (43,421)                (5,671)         6,558          (53,591)

     Benefit for income taxes                   1,185               16,323                  1,232            191           18,931
                                              --------            ---------                -------      --------         ---------

     Net (loss) income                        $(9,872)            $(27,098)               $(4,439)      $  6,749         $(34,660)
                                              ========            =========               ========      ========         =========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1997


                                             DICTAPHONE         DICTAPHONE       DICTAPHONE     CONSOLIDATING
                                            CORPORATION           U.S.            NON-U.S.        ADJUSTMENTS          CONSOLIDATED
                                            -----------         ----------       ----------      ------------          ------------

     Revenue from:
      Product sales and rentals              $    ---            $183,200          $32,356         $(12,662)           $ 202,894
      Contract manufacturing sales                ---              42,864              ---              ---               42,864
      Support services                            ---              83,918           10,366              ---               94,284
                                               ------            ---------         --------         --------            ---------
         Total revenues                           ---             309,982           42,722          (12,662)             340,042
                                               ------            ---------         --------         --------            ---------

     Costs and expenses:
      Cost of sales, rentals and support
       services                                   ---             180,501           27,064          (13,133)             194,432
      Selling and administrative                  400             141,349           13,776              ---              155,525
      Research and development                    ---              14,705             ---               ---               14,705
      Interest expense - net and other          4,878              37,233            2,551              ---               44,662
                                              --------           ---------         --------         --------            ---------
         Total costs and expenses               5,278             373,788           43,391          (13,133)             409,324
                                              --------           ---------         --------         --------            ---------
     Equity (loss) earnings                   (11,382)                ---              ---           11,382                  ---
                                              --------           ---------         --------         --------            ---------
     (Loss) income before income taxes        (16,660)            (63,806)            (669)          11,853              (69,282)

     Income tax benefit (expense)               1,319                (156)              87             (190)               1,060
                                              --------            --------         --------         --------            ---------

     Net (loss) income                       $(15,341)           $(63,962)         $  (582)        $ 11,663            $ (68,222)
                                              ========           =========         ========        =========            =========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)



                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996


                                                 DICTAPHONE          DICTAPHONE      DICTAPHONE      CONSOLIDATING
                                                CORPORATION              U.S.          NON-U.S.      ADJUSTMENTS      CONSOLIDATED
                                                -----------          ----------      ----------      -------------    ------------

     ASSETS
     Current assets:
      Cash                                     $    ---              $  6,569         $ 1,358        $     ---         $  7,927
      Accounts receivable                         9,896                49,259           8,165          (13,619)          53,701
      Inventories                                   ---                48,220           9,919           (1,299)          56,840
      Other current assets                          517                 5,445           3,871              ---            9,833
                                                  ------              -------         -------        ----------         -------
        Total current assets                     10,413               109,493          23,313          (14,918)         128,301

     Note receivable                                ---                17,491             ---          (17,491)             ---
     Investments in subsidiaries                440,601                   ---             ---         (440,601)             ---
     Fixed assets, net                              ---                33,833           3,175              ---           37,008
     Intangibles, net                             2,131               250,872          18,019              ---          271,022
     Deferred financing costs                    14,255                   ---             ---              ---           14,255
     Other assets                                 3,246                48,571           1,919              513           54,249
                                               --------              --------         -------        ----------         -------
     Total assets                              $470,646              $460,260         $46,426        $(472,497)        $504,835
                                               ========              ========         =======        ==========        ========


     LIABILITIES AND STOCKHOLDERS'
     EQUITY
     Current liabilities:
      Accounts payable and
        accrued liabilities                    $ 10,660              $ 40,250         $10,793        $ (13,766)        $ 47,937
      Advance billings                              ---                31,246           3,562              ---           34,808
      Current portion of long-term debt          11,750                   ---             762              ---           12,512
                                               ---------             --------         --------       ----------        --------
        Total current liabilities                22,410                71,496          15,117          (13,766)          95,257
     Long-term debt                             357,005               333,745          18,077         (368,741)         340,086
     Other liabilities                              ---                 9,790             324              ---           10,114
     Stockholders' equity                        91,231                45,229          12,908          (89,990)          59,378
                                               ---------             --------         --------       ----------        --------
     Total liabilities
       and stockholders' equity                $470,646              $460,260         $46,426        $(472,497)        $504,835
                                               =========             =========        ========       ==========        ========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1997

                                         DICTAPHONE          DICTAPHONE          DICTAPHONE        CONSOLIDATING
                                        CORPORATION             U.S.              NON-U.S.          ADJUSTMENTS        CONSOLIDATED
                                        -----------          ----------          ----------         -------------      ------------

ASSETS

     Current assets:
      Cash                             $    ---             $  8,276                 $ 2,001           $     ---        $  10,277
      Accounts receivable                10,644               64,711                   8,699             (12,115)          71,939
      Inventories                           ---               45,962                   3,645                (828)          48,779
      Other current assets                  ---                7,869                   3,806                 ---           11,675
                                         ------              -------                  -------          ----------       ---------
        Total current assets             10,644              126,818                  18,151             (12,943)         142,670

     Note receivable                        ---               16,942                     ---             (16,942)             ---
     Investments in subsidiaries        464,234                  ---                     ---            (464,234)             ---
     Fixed assets, net                      ---               32,041                   3,290                 ---           35,331
     Intangibles, net                     2,076              211,994                  15,252                 ---          229,322
     Deferred financing costs            10,900                  ---                     ---                 ---           10,900
     Other assets                         4,736               44,395                   2,383                 323           51,837
                                        -------              -------                 -------           ----------       ----------
     Total assets                      $492,590             $432,190                 $39,076           $(493,796)       $ 470,060
                                       ========             ========                 =======           ==========       ==========


     LIABILITIES AND STOCKHOLDERS'
     EQUITY
     Current liabilities:
      Accounts payable and
        accrued liabilities             $10,421              $48,699                 $ 6,602           $ (12,265)       $  53,457
      Advance billings                      ---               34,252                   2,932                 ---           37,184
      Current portion of long-term debt     628                  ---                     167                 ---              795
                                        -------              -------                 -------           ----------       ----------
        Total current liabilities        11,049               82,951                   9,701             (12,265)          91,436
     Long-term debt                     359,328              322,495                  17,935            (356,942)         342,816
     Other liabilities                      ---               10,477                      70                 ---           10,547
     Stockholders' equity               122,213               16,267                  11,370            (124,589)          25,261
                                        -------               -------                -------           ----------       ----------
     Total liabilities
       and stockholders' equity        $492,590             $432,190                 $39,076           $(493,796)       $ 470,060
                                        ========             ========                =======           ==========       ==========



13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      TWENTY WEEKS ENDED DECEMBER 31, 1995

                                                  DICTAPHONE     DICTAPHONE    DICTAPHONE           CONSOLIDATING
                                                  CORPORATION       U.S.         NON-U.S.            ADJUSTMENTS        CONSOLIDATED
                                                  -----------    ----------    ----------           -------------       -----------
Operating activities:
      Net loss                                    $(7,645)       $ (9,927)      $     (88)           $   3,786          $   (13,874)
      Adjustments to reconcile net
        loss to cash provided by (used in)
        operating activities:
      Depreciation and amortization                   924          37,086           1,962                  ---               39,972
      Provision for deferred income taxes          (1,936)         (6,508)           (591)                 ---               (9,035)
      Change in assets and liabilities:
         Accounts receivable                      (10,609)         (9,881)           (246)               8,052              (12,684)
         Inventories                                  ---          16,179             178                  429               16,786
         Other current assets                         ---           5,631            (242)                 (31)               5,358
         Accounts payable and
           accrued liabilities                     10,829          13,305           4,084               (8,198)              20,020
         Advance billings                             ---            (951)           (183)                 ---               (1,134)
         Other assets and other                       541         (18,617)         (3,544)               2,783              (18,837)
                                                  --------        --------      ----------           ----------          -----------
     Cash (used in) provided by
       operating activities                        (7,896)         26,317           1,330                6,821               26,572
                                                  --------        --------      ----------           ----------          -----------

     Investing activities:
      Payment to acquire net assets of
        Dictaphone Corporation                   (454,239)       (429,763)        (35,500)             465,263             (454,239)
      Net investment in fixed assets                  ---            (695)           (110)                 ---                 (805)
                                                 ---------      ----------      ----------           ----------          -----------
     Cash used for investing activities          (454,239)       (430,458)        (35,610)             465,263             (455,044)
                                                 ---------      ----------      ----------           ----------          -----------
     Financing activities:
      Net proceeds from sale of senior
        subordinated notes                        194,000             ---             ---                  ---              194,000
      Borrowings under term loan facility         150,000             ---             ---                  ---              150,000
      Borrowing from promissory notes                 ---         347,509          17,491             (365,000)                 ---
      Borrowings from subsidiary                    6,821             ---             ---               (6,821)                 ---
      Proceeds from sale of common stock           95,000          82,254          18,009             (100,263)              95,000
      Proceeds from sale of preferred stock        15,000             ---             ---                  ---               15,000
      Borrowings from revolving credit
        facility                                   15,000             ---             ---                  ---               15,000
      Repayment under revolving credit
        facility                                      ---         (15,000)            ---                  ---              (15,000)
      Payment of deferred financing costs         (13,699)            ---             ---                  ---              (13,699)
      Repayment of management loans                   113             ---             ---                  ---                  113
      Payment to acquire treasury stock              (100)            ---             ---                  ---                 (100)
                                                  --------      ----------      ----------           ----------          -----------
     Cash provided by (used in) financing
       activities                                 462,135         414,763          35,500             (472,084)             440,314
                                                  --------      ----------      ----------           ----------          ----------

     Effect of exchange rate changes on cash          ---             ---             (26)                 ---                  (26)
                                                  --------      ----------      ----------           ----------          -----------

     Increase in cash                                 ---          10,622           1,194                  ---               11,816

     Cash, beginning of period                        ---             969           1,494                  ---                2,463
                                                  --------      ----------      ----------           ----------          -----------
     Cash, end of period                          $   ---       $  11,591       $   2,688            $     ---           $   14,279
                                                  ========      ==========      ==========           ==========          ===========





13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                          YEAR ENDED DECEMBER 31, 1996



                                                  DICTAPHONE      DICTAPHONE         DICTAPHONE     CONSOLIDATING
                                                  CORPORATION        U.S.             NON-U.S.       ADJUSTMENTS      CONSOLIDATED
                                                  -----------     ----------         ----------     --------------    ------------

     Operating activities:
      Net loss                                    $(9,872)         $(27,098)          $ (4,439)       $ 6,749            $ (34,660)
      Adjustments to reconcile net
        loss to cash provided by (used in)
        operating activities:
        Depreciation and amortization               5,388            61,501              4,246            ---               71,135
        Provision for deferred income taxes        (1,310)          (16,323)            (1,052)          (191)             (18,876)
        Change in assets and liabilities:
         Accounts receivable                       (2,387)            1,363                167          4,177                3,320
         Inventories                                  ---             2,346              1,021            466                3,833
         Other current assets                        (517)              273               (204)           (65)                (513)
         Accounts payable and
           accrued liabilities                       (336)           (2,124)               900         (4,112)              (5,672)
         Advance billings                             ---               715               (548)           ---                  167
         Other assets and other                     7,295           (11,249)            (1,438)        (7,024)             (12,416)
                                                   -------          --------          ---------       -------            ---------
     Cash (used in) provided by
       operating activities                        (1,739)            9,404             (1,347)           ---                6,318
                                                   -------          --------          ---------       -------            ---------

     Investing activities:
      Payment for acquisition                      (8,000)              ---                ---            ---               (8,000)
      Net investment in fixed assets                  ---            (5,007)            (1,218)           ---               (6,225)
                                                   -------          --------          ---------       -------            ---------
     Cash used for investing activities            (8,000)           (5,007)            (1,218)           ---              (14,225)
                                                   -------          --------          ---------       -------            ---------

     Financing activities:
      Repayment under term loan facility           (7,750)              ---               ---             ---               (7,750)
      Borrowing from promissory notes              (1,397)            1,250               147             ---                  ---
      Borrowings from subsidiary                   10,669           (10,669)              ---             ---                  ---
      Borrowings from revolving credit
        facility                                   32,000               ---               ---             ---               32,000
      Repayment under revolving credit
        facility                                  (23,000)              ---               ---             ---              (23,000)
      Other                                          (783)              ---             1,079             ---                  296
                                                  --------          --------          --------        -------            ---------
     Cash provided by (used in) financing
       activities                                   9,739            (9,419)            1,226             ---                1,546
                                                  -------           --------          --------        -------            ---------

     Effect of exchange rate changes on cash          ---               ---                 9             ---                    9
                                                  -------           --------          --------        -------            ---------

     Decrease in cash                                 ---            (5,022)           (1,330)            ---               (6,352)

     Cash, beginning of period                        ---            11,591             2,688             ---               14,279
                                                  -------           --------          --------        -------            ---------

     Cash, end of period                          $   ---           $ 6,569           $ 1,358         $   ---            $   7,927
                                                  =======           ========          ========        =======            =========


13.   SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENT AND SEGMENT
      INFORMATION  (CONTINUED)

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                          YEAR ENDED DECEMBER 31, 1997

                                             DICTAPHONE         DICTAPHONE          DICTAPHONE        CONSOLIDATING
                                             CORPORATION            U.S.               NON-U.S.        ADJUSTMENTS      CONSOLIDATED
                                             -----------         ----------          ---------        -------------     -----------


Operating activities:
     Net loss                                $(15,341)          $(63,962)            $  (582)             $  11,663        $(68,222)
     Adjustments to reconcile net
      loss to cash provided by (used in)
      operating activities:
      Depreciation and amortization             6,337             58,778               3,400                    ---          68,515
      Provision for deferred income taxes      (1,490)               156                (623)                   190          (1,767)
      Non-recurring charge for digital
        product obsolescence                      ---             13,426               1,476                    ---          14,902
      Change in assets and liabilities:
         Accounts receivable                     (748)           (15,452)             (1,165)                (1,504)        (18,869)
         Inventories                              ---             (8,442)              4,385                   (471)         (4,528)
         Other current assets                     517             (2,424)                 31                    ---          (1,876)
         Accounts payable and
           accrued liabilities                   (239)             8,449              (3,815)                 1,501           5,896
         Advance billings                         ---              3,006                (504)                  ---            2,502
         Other assets and other                11,499            (11,165)                169                (11,499)        (10,996)
                                               -------           --------            --------             ----------       ---------
     Cash provided by (used in)
       operating activities                       535            (17,630)              2,772                   (120)        (14,443)
                                              --------           --------            --------             ----------       ---------

     Investing activities:
      Investment in subsidiary                (35,000)               ---                 ---                 35,000             ---
      Net investment in fixed assets              ---             (4,962)               (937)                   ---          (5,899)
                                              --------           --------            --------             ----------       ---------
     Cash used for investing activity         (35,000)            (4,962)               (937)                35,000          (5,899)
                                              --------           --------            --------             ----------       ---------

     Financing activities:
      Borrowing under term loan facility       62,750                ---                 ---                    ---          62,750
      Repayment under term loan facility      (71,000)               ---                 ---                    ---         (71,000)
      Borrowing from promissory notes          11,250            (11,250)                ---                    ---             ---
      Borrowings from subsidiary                 (549)               549                 ---                    ---             ---
      Proceeds from sale of common stock       35,000             35,000                 ---                (35,000)         35,000
      Borrowings from revolving credit
        facility                               88,600                ---                 ---                    ---          88,600
      Repayment under revolving credit
        facility                              (88,600)               ---                 ---                    ---         (88,600)
      Other                                    (2,986)               ---              (1,103)                   120          (3,969)
                                              --------           ---------           --------             ----------       ---------
     Cash provided by (used in) financing
       activities                              34,465              24,299             (1,103)               (34,880)         22,781
                                              -------            ---------           --------             ----------       ---------
     Effect of exchange rate changes on cash      ---                 ---                (89)                   ---             (89)
                                              -------            ---------           --------             ----------       ---------
     Increase in cash                             ---               1,707                643                    ---           2,350
     Cash, beginning of period                    ---               6,569              1,358                    ---           7,927
                                              -------            ---------           --------             ----------       ---------
     Cash, end of period                     $    ---            $  8,276            $ 2,001              $     ---        $ 10,277
                                             =========           =========           ========             ==========       =========


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

            The Company sponsors a defined contribution plan (401K) for domestic employees. In 1997, the Company matched 50% of employee contributions up to 3% of eligible compensation, subject to certain limitations. Total Company contributions were $151, $345 and $840 for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997, respectively.

            Net pension expense for defined benefit plans for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997 included the following components:


                                                                                           UNITED STATES
                                                            -----------------------------------------------------------------------
                                                            TWENTY WEEKS ENDED              YEAR ENDED                YEAR ENDED
                                                             DECEMBER 31, 1995           DECEMBER 31, 1996        DECEMBER 31, 1997
                                                            ------------------           -----------------        -----------------

      Service cost -- benefits earned during period              $  995                     $2,157                 $  2,022
      Interest cost on projected benefit obligations                885                      2,127                    2,301
      Actual return on assets                                    (1,014)                    (3,965)                  (2,980)
      Net (deferral) and amortization                              ---                       1,342                     (231)
                                                                  ------                     ------                  -------
      Net periodic defined benefit pension expense               $  866                     $1,661                  $ 1,112
                                                                  ======                     ======                  =======



                                                                                          FOREIGN
                                                                -------------------------------------------------------------------
                                                              TWENTY WEEKS ENDED               YEAR ENDED             YEAR ENDED
                                                               DECEMBER 31, 1995           DECEMBER 31, 1996       DECEMBER 31, 1997
                                                               -----------------           -----------------       -----------------

      Service cost -- benefits earned during period                 $   48                       $  311               $  163
      Interest cost on projected benefit obligations                   274                          831                  896
      Actual return on assets                                         (756)                        (927)              (2,323)
      Net (deferral) and amortization                                  289                         (333)               1,065
                                                                     ------                       ------               ------
      Net periodic defined benefit pension income                   $ (145)                      $ (118)              $ (199)
                                                                     ======                       ======               ======


            The  following   summarizes   amounts   included  in  the  Company's
      consolidated balance sheet and the funded status of the Company's U.S. and foreign defined benefit plans at December 31, 1996 and 1997:

                                                       UNITED STATES
                                                  -----------------------------
                                                        DECEMBER 31,

                                                    1996          1997
                                                    ----          ----
      Actuarial present value of:
         Vested benefits..................         $22,099       $27,496
                                                   -------       -------
         Accumulated benefit obligations..         $25,461       $31,527
                                                   -------       -------
      Projected benefit obligations.......         $31,968       $38,323
                                                   -------       -------
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:...........         $31,517       $37,037
         Unrecognized net loss (gain).....          (5,393)      (5,671)
         Unrecognized net asset...........             ---          ---
         Unamortized prior service costs from
           plan amendments................             ---          ---
                                                   -------       ------
      Net pension liability ..............         $ 5,844       $6,957
                                                   =======       ======

      The assumptions used in determining
        pension  costs and funded status for
        defined benefit plans is as follows:
      Discount rate.......................            7.50%        7.00%
      Rate of increase in future
        compensation levels...............            4.75%        4.75%
      Expected long-term rate of return
         on plan assets...................            9.50%        9.50%

                                                           FOREIGN
                                                     -------------------
                                                         DECEMBER 31,

                                                    1996          1997
                                                    ----          ----
      Actuarial present value of:
         Vested benefits..................         $10,938       $10,953
                                                   -------       -------
         Accumulated benefit obligations..         $10,938       $10,953
                                                   -------       -------
      Projected benefit obligations.......         $12,161       $11,859
                                                   -------       -------
      Plan assets at fair value, primarily
         stocks and bonds,adjusted by:....         $13,041       $14,917
         Unrecognized net loss............           1,551          667
         Unrecognized net asset...........            (707)        (989)
         Unamortized prior service costs
            from plan amendments..........             664          ---
                                                   -------       ------
      Net pension liability (asset).......         $(2,388)      $(2,736)
                                                   =======       =======

      The assumptions used in determining
          pension costs and funded status for
          defined benefit plans is as follows:
      Discount rate.......................         7.75 - 8.25%    7.00 - 7.25%
      Rate of increase in future
          compensation levels.............         5.50 - 6.00%    5.00 - 6.00%
      Expected long-term rate of return
          on plan assets.................          9.00 - 9.50%    9.00 %

  15.   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

            The Company provides certain postretirement health care and life insurance benefits for qualifying employees in the United States and Canada. Substantially all of these employees may become eligible for coverage. Most retirees outside the United States and Canada are covered by government sponsored and administered programs.

            This obligation was determined by application of the terms of the postretirement health care and life insurance plan together with relevant actuarial assumptions. These assumptions as of December 31, 1996 and December 31, 1997 for years then ended were as follows:

                                                            1996          1997
                                                            ----          ----
            Discount rate                                   7.50%         7.00%
            Initial health care cost trend rate            10.75%         9.75%
            Ultimate health care cost trend rate            5.75%         5.75%
            Year in which ultimate trend rate achieved     2001           2001

            An increase in assumed health care trend rates of 1% in each year would increase aggregate service and interest costs by $167 and would increase the December 31, 1997 accumulated postretirement benefit obligation by $1,177.

            The Company's total net postretirement benefit costs for the twenty-week period ended December 31, 1995 and years ended December 31, 1996 and 1997 consisted of the following components:


                                                           TWENTY WEEKS
                                                              ENDED                  YEAR ENDED             YEAR ENDED
                                                           DECEMBER 31, 1995      DECEMBER 31, 1996      DECEMBER 31, 1997
                                                           -----------------      -----------------      ------------------

      Service cost-benefits earned during the period       $  340                     $  664                $  630
      Interest cost on accumulated postretirement
       benefit obligations                                    206                        630                   685
      Net deferral                                             (2)                        26                    (3)
                                                            ------                    ------                ------
      Net periodic postretirement benefit costs            $  544                     $1,320                $1,312
                                                            ======                    ======                ======


            Postretirement benefits are paid by the Company as incurred. The following summarizes the status of these benefits at December 31, 1996 and 1997:

                                                               DECEMBER 31,
                                                            -----------------
                                                           1996         1997
      Accumulated postretirement benefit obligations:
         Retirees and dependents                          $   71       $  632
         Fully eligible active plan participants           1,232        1,380
         Other active plan participants                    8,216        8,976
         Unrecognized net (loss) gain                       (929)      (1,272)
         Unrecognized prior service credit                   ---            6
                                                           ------      -------
      Accrued postretirement benefits                     $8,590       $9,722
                                                          ======       ======

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dictaphone Corporation

We have audited the accompanying combined statements of income and cash flows of Dictaphone Corporation and its related affiliated Dictaphone companies (Predecessor Company) for the 32 week period ended August 11, 1995. Our audit also included the financial statement schedule as of and for the 32 week period ended August 11, 1995 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements and financial statement schedule based on our audit.

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



/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 22, 1996

                   DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                           COMBINED STATEMENT OF INCOME
                              (Dollars in thousands)



                                                    32 WEEKS ENDED
                                                    AUGUST 11, 1995
                                                    ---------------
   Revenue from:
      Sales                                            $128,264
      Sales to Pitney Bowes Inc.                         18,575
      Rentals                                             1,253
      Support services                                   54,011
                                                       ---------
         Total revenue                                  202,103
                                                       ---------

   Cost and expenses:

      Cost of sales and support services                 90,237

      Cost of sales to Pitney Bowes Inc.                 17,119

      Cost of rentals                                       282

      Selling and administrative                         60,404

      Research and development                            7,004
                                                        --------
   Total cost and expenses                              175,046
                                                        --------

   Operating profit                                      27,057

   Interest income                                       (1,400)

   Income before income taxes and
     effect of changes in accounting                     28,457

   Provision for income taxes                            11,398
                                                        ---------
   Net income                                           $17,059
                                                        =========




             See accompanying notes to combined financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

                         COMBINED STATEMENT OF CASH FLOW
                             (Dollars in thousands)




                                                             32 WEEKS ENDED
                                                             AUGUST 11, 1995
                                                             ---------------
Cash flows from operating activities:
   Net income                                                 $  17,059
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                               4,931
      Increase (decrease) in deferred income taxes                  ---
      Changes in assets and liabilities:
         Accounts receivable                                     (1,304)
         Inventories                                             (7,190)
         Other current assets and prepayments                    (9,945)
         Accounts payable and accrued liabilities                 2,056
         Advance billings                                         2,719
         Other assets and other                                  (4,318)
                                                                 -------
         Net cash provided by operating activities                4,008
                                                                 -------

Cash flows from investing activities:
   Net investment in fixed assets                               (5,538)

Cash flows from financing activities                               ---

Effect of exchange rate changes on cash                             77
                                                                -------

Net cash flow financed by Pitney Bowes Inc.                    $(1,453)
                                                               ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                  $    8
                                                               =======
Income taxes paid                                              $13,454
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

         CASH AND CASH EQUIVALENTS. Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from date of acquisition. The Company places its temporary cash and short-term investments with financial institutions and limits the amount of credit exposure with any one financial institution. Dividends of $12.3 million were paid to Pitney Bowes during the thirty-two week period ended August 11, 1995 out of the net cash flow available to Pitney Bowes in the combined statement of cash flows.

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

         COSTS AND EXPENSES. Operating expenses of field sales and service offices which represent the cost of support services revenue are included in cost of sales.

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

         Foreign currency transaction gains and (losses) were not significant for the thirty-two week period ended August 11, 1995.

2.   RELATED PARTY TRANSACTIONS

         The Company arranges financing for certain of its products primarily through Pitney Bowes Credit Corporation ("PBCC") in the U.S., and leasing subsidiaries in Canada and the U.K., all wholly owned subsidiaries of Pitney Bowes. Sales to finance subsidiaries were $13.2 million for the thirty-two weeks ended August 11, 1995. The Company recognizes revenue on sales to PBCC consistent with its revenue recognition policy in Note 1. Historically, Dictaphone purchased and sourced second-hand/used equipment from PBCC. The inventory purchased was in turn profitably remarketed by Dictaphone. In January 1995, the Company paid $11.2 million to PBCC for equipment that will become available to Dictaphone, principally through 1998. This amount is reflected in other assets on the combined balance sheet and will be reclassified to inventory as the related equipment is received by the Company. On a quarterly basis the Company evaluates the future recoverability of the remaining asset.

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

         The Company earns interest income from its investment in and loans to affiliates of Pitney Bowes. Interest rates charged are reflective of market rates which would have been realized by unrelated third parties. The interest earned from these affiliates of Pitney Bowes was $1.1 million for the thirty-two week period ended August 11, 1995.

         Certain of the Company's expenses are allocated to and from Pitney Bowes. Expenses allocated to Pitney Bowes for administrative support services relate to corporate officers' salary, rent, usage of computer systems, invoice processing and certain product refurbishment performed at the Company's Melbourne facility. Rent is allocated based on actual square footage used; computer and invoice processing is allocated based on actual computer usage; and officers' salaries are allocated based on estimated time dedicated to other divisions. Expenses allocated from Pitney Bowes consist primarily of insurance program costs, which are allocated based on loss experience and exposure. Management believes that the allocations to and from Pitney Bowes are reasonable and reflect the actual costs incurred to provide these services. Expenses of the Company allocated to Pitney Bowes totaled $.8 million for the thirty two-week period ended August 11, 1995. Expenses charged to the Company from Pitney Bowes totaled $1.2 million for the thirty-two weeks ended August 11, 1995. Management believes that, if the Company were to operate as an independent entity, the Company would expect to initially incur approximately $0.5 million per year of additional operating expenses. However, as a result of the planned transaction, Dictaphone will no longer provide the above mentioned administrative support services to Pitney Bowes. Accordingly, the related credits ($.8 million for the thirty-two week period ended August 11, 1995) which were previously offset against operating expenses will not be generated in the future.

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

3.   TAXES ON INCOME

         The provision for income taxes consists of the following:

                                      32 WEEKS ENDED
                                      AUGUST 11, 1995
                                      ---------------
         Current:
            Federal                   $ 7,388
            State                       1,992
            Foreign                       548
                                      --------
               Total                    9,928
                                      ========

         Deferred:                      1,470
                                      --------
            Total                     $11,398
                                      ========

         The reconciliation between the provision for income taxes and the provision for income taxes at the U.S. federal statutory rate is as follows:

                                                32 WEEKS ENDED
                                                AUGUST 11, 1995
                                               ----------------
     PERCENT OF PRETAX INCOME
         U.S. federal statutory rate                35.00%
         State and local income taxes                4.55%
         Other                                       0.50%
                                                    ------
         Effective income tax rate                  40.05%
                                                    ======

4.   NET STOCKHOLDERS' EQUITY

         The changes in net stockholders' equity were as follows:


                                                                           CAPITAL IN                       CUMULATIVE
                                             PREFERENCE       COMMON        EXCESS OF        RETAINED       TRANSLATION
                                               STOCK          STOCK         PAR VALUE        EARNINGS       ADJUSTMENTS
                                             ----------       ------        ---------        --------       -----------

     Balance, December 31, 1994               $   600         $  270        $113,777          $79,170          $4,284
     Net income                                   ---            ---             ---           17,059             ---
     Dividends paid to Pitney Bowes Inc.          ---            ---             ---          (12,255)            ---
     Stock transfer of Dictaphone Canada          ---             68             130              ---             ---
     Translation adjustments                      ---            ---             ---              ---           1,825
                                               -------         ------       --------          -------          ------
     Balance, August 11, 1995                 $   600         $  338        $113,907          $83,974          $6,109
                                               =======         ======       ========          =======          ======


5.   RETIREMENT PLANS

         The Company has several defined benefit and defined contribution pension plans covering substantially all employees worldwide. Benefits are primarily based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

         Total pension expense was $.5 million for the thirty-two week period ended August 11, 1995. Net pension expense for defined benefit plans for the thirty-two week period ending August 11, 1995 included the following components:

                                                            32 WEEKS ENDED
                                                            AUGUST 11, 1995
                                                       -------------------------
                                                       UNITED STATES     FOREIGN
                                                       -------------     -------

      Service cost -- benefits earned during period     $1,005          $  80
      Interest cost on projected benefit obligations     2,423            417
      Actual return on assets                           (6,168)          (553)
      Net amortization (deferral)                        3,219           (154)
                                                        -------         ------
      Net periodic defined benefit pension
          expense (income)                              $  479          $(210)
                                                        =======         ======

         The funded status at August 11, 1995 for the Company's defined benefit plans was:

                                                        32 WEEKS ENDED
                                                       AUGUST 11, 1995
                                                 ------------------------------
                                                UNITED STATES      FOREIGN
                                                -------------      ---------
      Actuarial present value of:
         Vested benefits                           $42,212         $ 8,203
                                                    ------         -------
         Accumulated benefit obligations           $45,623         $ 8,203
                                                   -------         -------
      Projected benefit obligations                $51,467         $ 9,297
                                                   -------         -------
      Plan assets at fair value, primarily stocks
        and bonds, adjusted by:                    $55,615         $11,473
         Unrecognized net loss (gain)              (2,835)           1,691
         Unrecognized net asset                    (1,832)          (1,353)
         Unamortized prior service costs from
           plan amendments                          1,080              ---
                                                   ------          -------
                                                   52,028           11,811
                                                   ------          -------
      Net pension asset                            $ (561)         $(2,514)
                                                   ======          =======

      Assumptions for defined benefit plans*:
      Discount rate                                 8.75%        7.75%-8.25%
      Rate of increase in future
          compensation levels                       5.75%        5.5%-6.0%
      Expected long-term rate of return
           on plan assets                           9.50%        9.0%-9.5%
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

         The Company's total net nonpension postretirement benefit costs for the thirty-two week period ended August 11, 1995 consisted of the following components:

                                                               AUGUST 11, 1995
                                                               ----------------
     Service cost-benefits earned during the period                  $  334
     Interest cost on accumulated postretirement
        benefit obligations                                             529
     Net deferral                                                      (729)
                                                                     ------
     Net periodic postretirement benefit costs                       $  134
                                                                     ======

         The Company's nonpension postretirement benefit plans are not funded. The status of the plans was as follows:

                                                         AUGUST 11, 1995
                                                         ---------------
     Accumulated postretirement benefit obligations:
         Retirees and dependents                           $ 7,924
         Fully eligible active plan participants               929
         Other active plan participants                      2,285
         Unrecognized net (loss) gain                        3,684
         Unrecognized prior service credit                   2,881
                                                           -------
     Net periodic postretirement benefit costs             $17,703
                                                           =======

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 11.75% in 1994. This was assumed to gradually decline to 5.75% by the year 2000 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate would increase the net periodic postretirement health care cost by $0.1 million for the thirty-two week period ended August 11, 1995.

         The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligations was 8.75% for the thirty-two week period ended August 11, 1995.

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

         Future minimum lease payments for operating leases as of December 31, 1994 are as follows:

                                                  OPERATING
                                                    LEASES
                                                  ---------
         Years ending December 31:
            1995                                    $ 5,018
            1996                                      2,696
            1997                                      1,639
            1998                                        763
            1999                                        534
            Later years                               3,729
                                                    --------
                 Total minimum lease payments       $14,379
                                                    ========

         Rental expense under operating leases was $3.6 million for the thirty-two week period ended August 11, 1995.

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

10.  SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION

         The following are the supplemental combining statements of income and combining statements of cash flows for the thirty-two week period ended August 11, 1995.


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                   SUPPLEMENTAL COMBINING STATEMENT OF INCOME
                                 32 WEEKS ENDED
                                 AUGUST 11, 1995


                                  DICTAPHONE  DICTAPHONE   COMBINING
                                     U.S.      NON-U.S.   ADJUSTMENTS  COMBINED
                                  ---------   ----------  -----------  ---------
    Revenue from:
       Sales and rentals           $130,013    $ 23,275    $ (5,196)   $148,092
       Support services              45,074       8,937         ---      54,011
                                   --------    --------    --------    --------
         Total revenue              175,087      32,212      (5,196)    202,103
                                   --------    --------    --------    --------
    Costs and expenses:
       Cost of sales, rentals
         and support services        94,895      17,907      (5,164)    107,638
       Selling and administrative    49,301      11,103         ---      60,404
       Research and development       7,004         ---         ---       7,004
       Interest (income) net            (24)     (1,376)        ---      (1,400)
                                   --------    --------    --------    --------
         Total costs and expenses   151,176      27,634      (5,164)    173,646
                                   --------    --------    --------    --------

    Income before income taxes       23,911       4,578         (32)     28,457
    Provision (benefit)for
        income taxes                  9,921       1,514         (37)     11,398
                                   ---------   ---------   ---------    -------
    Net income                     $ 13,990    $  3,064    $      5     $17,059
                                   =========   =========   =========    =======

10. SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                  SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOW
                                 32 WEEKS ENDED
                                 AUGUST 11, 1995


                                                      DICTAPHONE       DICTAPHONE      COMBINING
                                                          U.S.           NON-U.S.      ADJUSTMENTS      COMBINED
                                                      ----------       ----------      -----------      --------

   Cash flows from operating activities:
      Net income                                     $ 13,990          $ 3,064            $    5         $17,059
      Adjustments to reconcile net
        income to cash provided by
        operating activities:
        Depreciation and amortization                   4,069              862               ---           4,931
        Decrease in deferred income taxes                 ---              ---               ---             ---
        Change in assets and liabilities:
           Accounts receivable                         (1,750)             303               143          (1,304)
           Inventories                                 (8,767)           1,545                32          (7,190)
           Other current assets                        (9,431)            (457)              (57)         (9,945)
           Accounts payable and
             accrued liabilities                        1,531              648              (123)          2,056
           Advance billings                             2,577              142               ---           2,719
           Other assets and other                      (4,016)            (302)              ---          (4,318)
                                                       -------         --------          --------        --------
    Cash provided by operating activities              (1,797)           5,805               ---           4,008
                                                       -------         --------          --------        --------

    Cash flows from investing activities:
      Net investment in fixed assets                   (4,740)            (798)               ---         (5,538)
                                                       --------         -------           -------        --------

    Effect of exchange rate changes on cash                ---              77               ---              77
                                                       --------          -------          --------       --------
    Cash flow available to (financed by)
      Pitney Bowes Inc.                                $(6,537)         $ 5,084           $  ---         $(1,453)
                                                       =======          ========          ========       ========

                                                                   SCHEDULE II


                             DICTAPHONE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                  BALANCE AT   CHARGED TO              BALANCE
                                   BEGINNING   COSTS AND              AT END OF
      DESCRIPTION                  OF PERIOD   EXPENSES  DEDUCTIONS    PERIOD
      -----------                  ---------   --------- ----------   ---------


YEAR ENDED DECEMBER 31, 1997
----------------------------
Allowance for doubtful accounts    $1,339      $   72     $  601     $  810

YEAR ENDED DECEMBER 31, 1996
----------------------------
Allowance for doubtful accounts     1,462       1,599      1,722      1,339

20 WEEKS ENDED DECEMBER 31, 1995
--------------------------------
Allowance for doubtful accounts     1,095         785        418      1,462

32 WEEKS ENDED AUGUST 11, 1995
------------------------------
Allowance for doubtful accounts     1,049         618        572      1,095

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the persons who are members of the Board of Directors or were executive officers of the Company as of March 15, 1998.

NAME                            AGE    POSITION
----                            ---    --------

John H. Duerden.........        57    Chairman,  Chief  Executive  Officer and
                                      President
Albert J. Fitzgibbons, III      52    Director
Emil F. Jachmann........        51    Director
Stephen M. McLean.......        40    Director
Alexis P. Michas........        40    Director
Scott M. Shaw...........        35    Director
Peter P. Tong...........        56    Director
Tim Butler .............        43    Senior      Vice   President  and  General
                                      Manager, Integrated Voice Systems
Joseph Delaney..........        52    Senior   Vice  President, Customer Service
                                      Operations
Ronald A. Elwell........        37    Senior    Vice   President   and   General
                                      Manager,  Communications Recording Systems
Daniel P. Hart..........        39    Senior  Vice   President,   General
                                      Counsel and Secretary
Thomas C. Hodge.........        52    Senior Vice  President, Manufacturing and
                                      Logistics
Robert G. Schwager......        44    Senior Vice President and General Manager,
                                      Integrated Health Systems
Joseph D. Skrzypczak....        42    Senior  Vice  President,   Chief Financial
                                      Officer and Director
Robert E. Trimper.......        59    Senior  Vice  President, International
                                      Operations

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

      ALBERT J. FITZGIBBONS, III has served as a Director of the Company since August 1995. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. ("Stonington Partners"), a position that he has held since 1993 and a Partner and a Director of Stonington Partners, Inc. II ("Stonington II"), a position he has held since 1994. Mr. Fitzgibbons has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co., since 1988. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994. Mr. Fitzgibbons is also a Director of Borg-Warner Security Corporation, Merisel, Inc., United Artists Theater Circuit, Inc., U.S. Foodservice, Inc. and a privately held company.

     EMIL F. JACHMANN has served as a Director of the Company since August 1995. Mr. Jachmann is President and Chief Executive Officer of Zen Research Inc., which develops and markets high performance optical disc drive technology, primarily advanced detection optics and chip sets. He has held these positions since January 1995. Mr. Jachmann was President of EFJ Associates from June 1994 to January 1995. From June 1991 until June 1994, he was President of the Shipping and Weighing Systems Division of Pitney Bowes. Mr. Jachmann was also President of Dictaphone Canada Ltd. from June 1990 to June 1991. Mr. Jachmann is a director of Paradyne, Inc. and several privately held companies.

     STEPHEN M. MCLEAN has served as a Director of the Company since May 1996. Mr. McLean is a Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. McLean is also a Partner and a Director of Stonington II, a position he has held since 1994. Mr. McLean has also been a member of the Board of Directors of MLCP since 1987. He was a Partner of MLCP from 1993 to July 1994 and a Senior Vice President of MLCP from 1987 to 1993. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1987 to 1994. Mr. McLean is a Director of CMI Industries, Inc., Merisel, Inc., Packard BioScience Company, Pathmark Stores, Inc. and Supermarkets General Holdings Corporation and several privately held companies.

      ALEXIS P. MICHAS has served as Director of the Company since August 1995. Mr. Michas is the Managing Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. Michas is also the Managing Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989. he was a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994 and a Director in the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1991. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Goss Graphics Systems, Inc., Packard BioScience Company and several privately held companies.

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

      TIM BUTLER has served as Senior Vice President and General Manager, Integrated Voice Systems since July 1997. From 1986 to 1997, Mr. Butler served as Managing Partner of the Merit Group, a private consulting firm.

      JOSEPH  DELANEY  has served as Senior  Vice  President,  Customer  Service
Operations  since  October  1997,  and  as  Vice  President,   Customer  Service
Operations  from June to October 1997.  From January to June 1997,  Mr.  Delaney
served as acting Vice President of Customer Service Operations. Mr. Delaney joined Dictaphone Corporation in December 1968 as a service representative in Detroit, Michigan. Since that time he has held various positions of responsibility with Dictaphone. Mr. Delaney served as District Service Manager in Detroit, Michigan from June 1976 to October 1990 and served as Regional Service Director, Southern Region from November 1990 to January 1997.

      RONALD A. ELWELL has served as Senior Vice President and General Manager, Communications Recording Systems since October 1997 and as Vice President and General Manager, Communications Recording Systems from August to October 1997. From April 1996 to August 1997, he served as Vice President, Marketing and Product Development for the Company and served as Vice President, Product Development and Engineering for Dictaphone from January 1996 to April 1996. Mr. Elwell joined Dictaphone Corporation in December 1983. Since that time he has held various positions of responsibility with Dictaphone. Mr. Elwell served as District Manager in Harrisburg, Pennsylvania from 1988 to 1992 and served as General Manager of Dictaphone Canada from 1992 to November 1995. From November 1995 to January 1996, he was a Vice president in the Company's Marketing department.

      DANIEL P. HART has served as Senior Vice President and General Counsel of the Company since October 1997 and Vice President, General Counsel from November 1995 to October 1997. Mr. Hart is also responsible for the human resources department and business development activities. Mr. Hart has served as Secretary of the Company since November 1995. From 1993 to 1994, Mr. Hart served as General Counsel of Brooke Group Ltd. and certain of its affiliates and from 1988 to 1993 served as Associate General Counsel of such companies. Mr. Hart was consultant and private investor from 1994 to 1995.

      THOMAS C. HODGE has served as Senior Vice President, Manufacturing and Logistics since October 1997, and as Vice President, Operations Manufacturing for the Company's facility in Melbourne, Florida from June 1989 to October 1997. Prior to June 1989, he held various positions throughout the manufacturing facility. Mr. Hodge joined Dictaphone Corporation in October 1978, as the Production Control Manager.

      ROBERT G. SCHWAGER has served as Senior Vice President and General Manager, Integrated Health Systems since October 1997, and as Vice President and General Manager, Integrated Health Systems from August to October 1997. From October 1995 to August 1997, Mr. Schwager served as Vice President, Sales Operations, North America, and served as Vice President, Sales for
Communications Recording Systems from February 1994 to October 1995. Mr. Schwager joined Dictaphone Corporation in 1978 as a Sales Representative in the Milwaukee District Office. He progressed through various sales management positions to that of Regional Sales Vice President in 1988. In 1989, Mr. Schwager joined the Company's headquarters staff as the Vice President, Marketing. Mr. Schwager was also responsible for the Company's international operations from September 1992 to March 1996.

      JOSEPH D. SKRZYPCZAK has been a Director of the Company since August 1995. Mr. Skrzypczak has served as Senior Vice President and Chief Financial Officer for Dictaphone Corporation since October 1997 and served as Vice President and Chief Financial Officer from May 1994 to October 1997. While serving in such capacity at Pitney Bowes, his responsibilities covered Pitney Bowes Office Systems, which included the Company, Copier Systems, and Facsimile Systems, in which capacity he was directly responsible for all financial and administrative activities of the Company. In May 1989, Mr. Skrzypczak was appointed Vice
President, Finance, Facsimile Systems, from which time his role expanded to include finance responsibilities for Copier Systems and Dictaphone. Mr. Skrzypczak joined Pitney Bowes in 1981 and held various management positions. Prior to joining Pitney Bowes, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

      ROBERT  E.  TRIMPER  has  been  the  Company's   Senior  Vice   President,
International Operations since October 1997, and served as Vice President, International Operations from March 1996 to October 1997. From 1991 to 1996, Mr. Trimper served as President of Middle East and Africa operations for Xerox Corporation. Mr. Trimper served in various other management capacities within Xerox Corporation prior to 1991.

      Messrs. Fitzgibbons, Michas and Shaw serve as members of the Audit Committee and the Compensation Committee (the "Compensation Committee"). Each of Messrs. Fitzgibbons, McLean, Michas and Shaw is an employee of Stonington Partners and serves on the Board of Directors of the Company as a representative of Stonington.

      The Company's directors are elected to serve until their successors have been elected and qualified. Other than Mr. Jachmann and Mr. Tong who earned a $25,000 fee in 1997, no member of the Board received any annual retainer or meeting fees. All members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in connection with meeting attendance. Each officer of the Company serves at the pleasure of the Board of Directors, subject the terms of any existing employment agreement.

      There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's President and Chief Executive Officer during 1997 and the four other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "named executives") during 1997.


                           SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM COMPENSATION
                                                                                    ----------------------
                                                     ANNUAL COMPENSATION             AWARDS           PAYOUTS
                                        ------------------------------------------  --------          ---------
                                                                     OTHER           SECURITIES       LONG-TERM
  NAME AND                                                           ANNUAL          UNDERLYING     INCENTIVE PLAN    ALL OTHER
PRINCIPAL POSITION              YEAR     SALARY($)    BONUS($)   COMPENSATION(1)($)  OPTIONS(#)       PAYOUTS($)    COMPENSATION($)
------------------              ----     ---------    -------    -----------------   -----------     -------------  ---------------

John H. Duerden                 1997    $985,981     $497,500     $ 95,713              325,000             ---         $172,540(4)
 Chairman, President            1996     660,000      660,000      108,407                  ---             ---          142,024
 and Chief Executive            1995     373,154      327,250(3)   100,390              210,000             ---               33
 Officer(2)

Robert Trimper                  1997      251,102     126,500          ---                5,000             ---            2,902(4)
 Senior VP, International       1996      188,666     141,918(6)       ---               30,000             ---              334
 Operations(5)

Joseph D. Skrzypczak,           1997      239,171     137,500       12,455                  ---             ---           17,047(4)
 Senior VP, Chief               1996      167,607     140,791       11,828                  ---             ---           15,365
 Financial Officer              1995      149,317     118,864(3)    20,873               45,000(7)          ---           26,080

Robert G. Schwager,             1997      199,796      77,500          ---                  ---             ---              837(4)
 Senior VP & General            1996      184,377     106,933          ---                  ---             ---              100
 Manager, Integrated            1995      168,486     106,811(3)     1,940                45,000(7)          ---             100
 Health Systems

Ronald A. Elwell,               1997       191,333     77,500          ---                15,000             ---           2,970(4)
 Senior VP & General            1996       151,389     77,760       88,501                   ---             ---           1,229
 Manager, Communica-            1995        80,225     55,281(3)    34,573                30,000             ---              94
 tions Recording Systems



---------------------------
      (1) The amounts reported in this column for 1997 and 1996 for each of Messrs. Duerden and Skrzypczak and for 1995 for Messrs. Skrzypczak, Schwager and Elwell reflect tax gross ups made by the Company. The amounts reported in this column for Mr. Elwell in 1996 includes $22,916 in relocation expenses and $65,585 of tax gross-up. The amounts reported in this column for Mr. Duerden in 1995 includes $80,084 in relocation expenses and $20,306 of tax gross ups. The aggregate value of the perquisites and other personal benefits received by each of Messrs. Duerden, Trimper, Skrzypczak and Schwager in 1997 and 1996, for Mr. Elwell in 1997, and each of Messrs.
           Skrzypczak, Schwager and Elwell in 1995 have not been reflected because the amount was below the Securities and Exchange Commission's (the "Commission") threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

      (2) Mr. Duerden became Chairman, Chief Executive Officer and President of the Company on August 11, 1995.

      (3)  Includes bonus amounts paid by Pitney Bowes in the following  amount:
           Mr. Duerden -- $0; Mr. Skrzypczak -- $49,500; Mr. Schwager -- $85,300; and Mr. Elwell -- $0.

      (4) The compensation reflected in this column for 1997 is comprised of Company contributions to the Company's Deferred Savings Plan, supplemental contributions under supplemental benefits arrangements and Company paid life insurance premiums. Specifically, these amounts for fiscal 1997 were $0, $121,226 and $51,314 for Mr. Duerden; $858,
           $1,267 and $777 for Mr.  Trimper;  $3,588,  $13,359  and $100 for Mr.
           Skrzypczak; $737, $0 and $100 for Mr. Schwager; and $2,870, $0 and $100 for Mr. Elwell.

      (5)  Mr. Trimper became an executive officer of the Company in March 1996.

      (6)  Includes a special one-time sign on bonus in the amount of $50,000.

      (7) The number of options granted in 1995 varies from the numbers presented in the Company's Annual Report on Form 10-K for 1995 as a result of the forfeiture after March 31, 1996 of certain of the options which had been granted to the name executives under the Pitney Bowes Stock Option Plan.

STOCK OPTION GRANTS

      The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1997 to each of the named executives. No stock appreciation rights were granted during 1997.


                              OPTION GRANTS IN 1997

                                INDIVIDUAL GRANTS
                                -----------------
                                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                                             AT ASSUMED ANNUAL
                                     NUMBER OF           PERCENT OF                                        RATES OF STOCK PRICE
                                    SECURITIES          TOTAL OPTIONS                                        APPRECIATION FOR
                                    UNDERLYING           GRANTED TO          EXERCISE                         OPTION TERM (3)
                                     OPTIONS            EMPLOYEES IN         PRICE ($/     EXPIRATION    ---------------------------
                                    GRANTED(#)             1997(1)           SHARE)(2)       DATE           (5%)             (10%)
                                   -----------          ------------         ---------     ----------    --------           --------

NAME
-----

John Duerden..................     325,000(4)                59%              $10.00         08/01/07       $5,293,908    $8,429,663
Robert Trimper................       5,000(4)                 1                10.00         08/11/05           81,445       129,687
Joseph D. Skrzypczak..........           ---                ---                  ---              ---              ---           ---
Robert G. Schwager............           ---                ---                  ---              ---              ---           ---
Ronald A. Elwell..............      15,000(4)                 3                10.00         08/11/05          244,334       389,061


--------------------------------

(1) The Company granted options to purchase a total of 551,500 shares of Common Stock in 1997.

(2) Each of the Company's stock options were granted at the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1997 was $10.00 (as determined by the Company's Board of Directors).

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

(4) For Mr. Duerden, the options granted will vest as to one-third on August 1, 1998 and as to an additional one-third on each anniversary thereafter; and for Messrs. Trimper and Elwell, one-half of the options granted vest automatically over a five year period and, of the other half, 6% were retroactively vested on April 15, 1996, 0% were retroactively vested on April 15, 1997, and the remaining will become eligible for vesting as to an additional 20% on each of April 15, 1998, 1999 and 2000, with the remaining 10% on April 15, 2001, if the Company attains certain predetermined financial performance goals.

OPTION EXERCISES AND YEAR-END VALUE TABLE

      The following table sets forth information regarding the exercise of stock options during fiscal 1997 and the number and year end value of unexercised options held at December 31, 1997 by each of the named executives. No stock appreciation rights were exercised by the named executives during fiscal 1997.

                    AGGREGATE OPTION EXERCISES IN FISCAL 1997
                          AND FISCAL 1997 OPTION VALUES


                                                                                                            VALUE OF UNEXERCISED
                                                                           NUMBER OF SECURITIES                IN-THE-MONEY(1)
                                                                           UNDERLYING UNEXERCISED                (OPTIONS)
                                 ACQUIRED ON         VALUE              OPTIONS AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                                  EXERCISE (#)      REALIZED ($)         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                                 -------------      ------------        ------------------------------    -------------------------

NAME
----

John H. Duerden.........           ---                   ---                    48,300/486,700(2)               $0/$0(4)
Robert E. Trimper.......           ---                   ---                     8,050/26,950(2)                 0/0(4)
Joseph D. Skrzypczak....           ---                   ---                    10,350/34,650(2)                 0/0(4)
                                  4,000                $66,600                       0/0(3)                      0/0(5)
Robert G. Schwager......            ---                  ---                    10,350/34,650(2)                 0/0(4)
                                    ---                  ---                    7,900/0(3)                       214,197/0(5)
Ronald A. Elwell........            ---                  ---                   10,350/34,650(2)                  0/0(4)
                                  1,832                 22,320                       468/0(3)                    11,759/0(5)


-------------------------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options.

(2)   Represents  options  granted  under  the Company's Management Stock Option
      Plan.

(3) Represents options granted under the Pitney Bowes Stock Option Plan during the period 1985 through 1996. The numbers have been adjusted to give effect to the 1986, 1992 and 1998 two-for-one stock splits of Pitney Bowes stock.

(4) The amounts set forth represent the difference between $10.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997 (as determined by the Board of Directors), and the exercise price of the option, multiplied by the applicable number of options.

(5) The amounts set forth represent the difference between $44.97 per share, the fair market value of Pitney Bowes common stock issuable upon exercise of options at December 31, 1997 and the exercise price of the Pitney Bowes option, multiplied by the applicable number of options.


PENSION PLANS

      The Company currently maintains a non-contributory pension plan for all employees (the "Pension Plan"). As of December 31, 1997, the estimated pension benefits payable to the named executives are as set forth below. The Pension Plan provides monthly benefits at age 65 equal to the sum of (i) for service before January 1, 1988, 0.75% of the participant's average annual earnings from 1983 through 1987 up to $18,000 plus 1.25% of the participant's average annual earnings from 1983 to 1987 above $18,000 multiplied by the participant's years of credited service before January 1, 1988 and (ii) for each year of service after January 1, 1988, 1% of the participant's annual earnings for each year up to the Social Security Wage Base (as defined) for that year plus 1.5% of annual earnings above the Social Security Wage Base for that year. Annual earnings includes overtime pay, incentive pay and bonuses, but excludes reimbursements of other expense allowances, fringe benefits or moving expenses. Employees' pension rights vest after five years of service. Benefits are also available under the Pension Plan upon early or deferred retirement. The projected annual benefit under the qualified pension plan at age 65 assuming no future increases in pay, the social security wage base and Internal Revenue Code (the "Code") Section
401(a)(17) limits and with no provision for the Supplemental Executive Retirement Plan ("SERP") for the named executives is as follows: Mr. Duerden - $19,225; Mr. Trimper - $0; Mr. Skrzypczak - $54,544; Mr. Schwager - $73,001; and Mr. Elwell - $71,495. The projected annual benefit under the qualified pension plan at age 65 assuming a 3% future increase in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP for the named executives is as follows: Mr. Duerden - $23,585; Mr. Trimper - $0; Mr. Skrzypczak - $78,210; Mr. Schwager - $91,998; and Mr. Elwell - $105,450.

      The following table sets forth the estimated annual benefits, based on the indicated credited years of service and the indicated average compensation used in calculating benefits, assuming a normal retirement at age 65, no future increases in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP implemented by the Company.

                              RETIREMENT PLAN TABLE

                                                YEARS OF SERVICE
                                   ---------------------------------------------
AVERAGE ANNUAL COMPENSATION        15      20        25      30        35
---------------------------       ------  ------  ------   ------    ------


$130,000....................... $24,345  $32,460  $40,575  $48,690  $56,805
 160,000.......................  31,095   41,460   51,825   62,190   72,555

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Company adopted the SERP for certain executive officers during the first quarter of 1997 with benefits determined on a retroactive basis as of January 1, 1996. Benefits under the SERP accrue without regard to limitations imposed by Code Sections 401(a)(17) and 415 and are offset by any benefit accrued under the Pension Plan. Participants rights vest after five years of service.

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

      Mr. Duerden's Employment Agreement also provides that if he terminates his employment without Good Cause (as defined therein) he will not, for two years either (i) directly or indirectly, in any capacity, engage or participate in, or become employed by or under advisory or consulting or other services in connection with any Prohibited Business (as hereinafter defined) or (ii) make any financial investment, whether in the form of equity or debt, or own any interest, directly or indirectly, in any Prohibited Business. Notwithstanding the foregoing, Mr. Duerden is not restricted from making any investment in any company whose stock is listed on an American securities exchange or actively traded in the over-the-counter market and has sales in excess of $500 million; provided that (i) such investment does not give Mr. Duerden the right or ability to control or influence the policy decisions of any Prohibited Business, and
(ii) such investment does not create a conflict of interest between Mr. Duerden's duties under the Employment Agreement and his interest in such investment. For purposes of the Employment Agreement "Prohibited Business" means any dictation product or communications recording systems business located within, or providing service to any area located within, any state or other jurisdiction to which the Company (or any of its subsidiaries) provides dictation products or communications recording systems services, or located within, or providing service to any area located within, any other area within the Untied States.

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

      As part of his employment arrangement, Mr. Duerden agreed to purchase 70,000 shares of the Company's Common Stock. Mr. Duerden purchased such shares on August 11, 1995 with funds provided by the Company pursuant to an interest-bearing non-recourse loan in the amount of $350,000. Mr. Duerden also received 210,000 options under the Plan (as hereinafter defined). See "Management Stock Option Plan". The 1995 options granted to, and Common Stock purchased by, Mr. Duerden are subject to the same conditions as apply to other Management Investors (as hereinafter defined), as described in "Stockholders Agreement" (as hereinafter defined). Pursuant to the January 1, 1997 amendment to the Employment Agreement, the Company granted Mr. Duerden an additional 325,000 stock options which options were granted on August 1, 1997 and which are to vest in one-third increments on the first three anniversaries of the date of grant. These new options, which have an exercise price of $10.00 per share, are subject to the Plan.

      The Company has entered into a letter employment agreement with each of Messrs. Skrzypczak, Trimper, Schwager and Elwell. The agreements have no fixed term of employment. In the event of a termination (including in the case of Mr. Skrzypczak, a voluntary resignation any time after January 1, 1998) for any reason other than for Cause (as defined), Mr. Skrzypczak is entitled to receive severance in an amount equal to two years' base salary, payable in a lump sum, and Mr. Trimper is entitled to receive severance in an amount equal to up to two years' base salary, payable in accordance with the Company's existing payroll practices except in the event that it is determined that severance will not continue beyond twelve months in which event severance will be paid in a lump sum. In addition, the Company's past practice and policy has been that, if a Senior Vice President's employment is terminated without Cause, such officer is also entitled to receive any earned and unpaid annual bonus amounts. Upon an involuntary termination of employment by the Company for any reason other than for Cause or for Substantial Underperformance (as defined), Mr. Schwager and Mr. Elwell are entitled to receive salary continuation for a minimum of one year after such termination of employment. After the conclusion of the first year of salary continuation, if Messrs. Schwager or Elwell have not secured other employment, the Company has agreed to extend, for a maximum of 12 additional months, such salary continuation on a month-by-month basis as long as the respective officer, using reasonable efforts, has not secured other employment. In addition, Mr. Skrzypczak's bonus for 1998 has been guaranteed to be not less than fifty percent (50%) of his base salary.

      Each of Messrs. Skrzypczak, Trimper, Schwager and Elwell are also entitled to receive outplacement services and are entitled to participate in medical, dental and life insurance plans, under the same terms and conditions as when they were employed by the Company, until the earlier of the commencement of employment with a subsequent employer or the twelve month anniversary of the date of termination of employment. Each of Messrs. Skrzypczak, Trimper, Schwager and Elwell are also entitled to an additional six-month period of medical insurance coverage as required under Section 498B of the Code.

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

      In November 1995, the Company entered into a consulting agreement with Mr. Jachmann, a director of the Company. Pursuant to the terms of the agreement, Mr. Jachmann agreed to act as a consultant to the Company for an original term of one year, August 11, 1995 through August 11, 1996. Although a new consulting agreement has not been executed, the Company has continued to utilize Mr. Jachmann's services on a month-by-month basis. In consideration for his consulting services, Mr. Jachmann receives $3,000 per day. During 1997, Mr. Jachmann received no income for consulting services. Mr. Jachmann is also entitled to receive $25,000 for services as a Director.

      In April 1997, the Company entered into a consulting agreement with Mr. Tong, a Director of the Company. In consideration for his consulting services, Mr. Tong receives $1,500 per day. During 1997, Mr. Tong was paid $6,524 for consulting services. Mr. Tong is also entitled to receive $25,000 for services as a Director.

MANAGEMENT STOCK OPTION PLAN

      On August 11, 1995, the Company adopted the Management Stock Option Plan, which was amended on April 27, 1996 and on August 1, 1997 (collectively, the "Plan"), pursuant to which officers, key employees and non-employee directors of the Company (the "Participants") may be granted options to purchase shares of Common Stock. The Compensation Committee of the Board of Directors of the Company (the "Committee") has the discretion to select those to whom options are granted (from among those eligible) and to determine the exercise price, the duration and other terms and conditions of the options. The Plan also allows the Committee to determine whether options granted are to be "Service Options" (as hereinafter defined). The Committee has the authority to interpret and construe the Plan and any interpretation or construction of the provisions of the Plan or of any options granted under the Plan by the Committee are final and conclusive.

      The Plan provides that Service Options will vest automatically over a five-year period (20% of the options vesting each year) and the Performance Options will vest as to specified percentages over a five-year period based on predetermined financial performance goals. As to all outstanding Performance Options, 10% were eligible for vesting on April 15, 1996, 20% were eligible for vesting on April 15, 1997 and the remaining options become eligible for vesting as to an additional 20% on each of April 15, 1998, 1999 and 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001. For all subsequent Performance Option grants, 20% are eligible for vesting on each April 15, based on the Company's prior year performance, in any case, no later than August 11, 2005, provided that the applicable Participant continues to be employed or continues as a member of the Board. Based on the Company's 1995 performance, the Company's Board of Directors determined that 60% of the Performance Options eligible for vesting on April 15, 1996 would vest. Based on the Company's 1996 performance, the Company's Board of Directors determined that 0% of the Performance Options eligible for vesting on April 15, 1997 would vest. Performance options which are not vested on each of the April 15 vesting dates remain eligible for future vesting by the Board if the Company reaches certain enterprise values. In the event of a Sale or an IPO (as defined therein) of the Company prior to August 11, 2000, all outstanding Service and Performance Options will become immediately vested and exercisable prior to the effective date of such Sale or IPO and appropriate provisions will be required to be made by the Company to permit the holders of options to realize the value of his or her options in connection with such Sale or IPO to the same extent as if he or she had exercised such options in full immediately prior to the effective date of such Sale or IPO and participated therein.

      The terms and conditions of an option grant are set forth in a related option agreement (the "Option Agreement"). Options granted under the Plan will terminate upon the earliest to occur of (a) the tenth anniversary of the date of the Option Agreement; (b) the date on which the Company acquires any shares of Common Stock or options held by the Participant in connection with the exercise of a Put or Call Right (as defined in the Stockholders Agreement); (c) the six-month anniversary of the date of death of the Participant; (d) unless otherwise provided in an agreement between the Participant and the Company, the thirty-day anniversary of the date of the Participant's Retirement or Disability (as defined therein); and (e) immediately upon a Participant's termination of employment or directorship other than due to death, Retirement or Disability; provided that the term of the option may be extended in the event of a termination of an option under (c), (d) or (e) above if the Participant exercises a Put Right prior to the time the option would otherwise terminate under (c), (d) or (e) above and a Restriction (as defined in the Stockholders Agreement) prevents the Company from purchasing the options pursuant to the Put Right. Payment of the option exercise price may be made in cash or Common Stock which has been held by the Participant for more than six months. The Board or Compensation Committee may also, in its sole discretion, cancel the vested portion of an option or options held by a Participant whose employment or directorship has terminated in exchange for a cash payment equal to the excess of the Fair Value Price (as defined in the Plan) of the option over the option exercise price, multiplied by the number of shares of Common Stock subject to such cancelled options, or may cancel any outstanding options in exchange for a cash payment to a Participant equal to the excess of the Fair Value Price (as defined in the Plan) of the option over the option exercise price, multiplied by the number of shares of Common Stock subject to such cancelled options, or may cancel any outstanding options in exchange for a cash payment to a Participant equal to the excess of the fair market value of the consideration received for Stonington Shares by the Stonington Investor (each as defined in the Stockholders Agreement) in any sale of all of the then issued and outstanding Stonington Shares over the exercise price of the option multiplied by the number of shares of Common Stock subject to such cancelled options.

      The maximum number of shares of Common Stock that are available for options under the Plan is currently 1,200,000 shares. If options granted under the Plan expire or terminate without having been exercised in full or cancelled in exchange for a cash or other payment, the shares covered by such option will again be available for grant under the Plan. In the event of the declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of Common Stock or like event, the number or character of the shares subject to the option or the exercise price of any option may be appropriately adjusted as deemed appropriate by the Committee.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 1998, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all executive officers and directors of the Company, as a group.


                                                                               AMOUNT AND NATURE
NAME AND ADDRESS                                                                  OF BENEFICIAL          PERCENTAGE
OF BENEFICIAL OWNER                                                                OWNERSHIP(1)           OF CLASS
-------------------                                                             -----------------        ----------

Stonington Capital Appreciation 1994 Fund, L.P.(2).................                  12,803,000             97.7%
   767 Fifth Avenue
   New York, New York  10153
John H. Duerden(3).................................................                     118,300                *
Robert E. Trimper(3)...............................................                      18,050                *
Joseph D. Skrzypczak(3)............................................                      25,350                *
Robert G. Schwager(3)..............................................                      25,350                *
Ronald A. Elwell(3)................................................                      20,350                *
Albert J. Fitzgibbons, III(4)......................................                  12,803,000             97.7%
Emil F. Jachmann(3)................................................                      10,000                *
Alexis P. Michas(4)................................................                  12,803,000             97.7%
Stephen M. McLean(4)...............................................                  12,803,000             97.7%
Peter P. Tong(3)...................................................                      10,000                *
Scott M. Shaw......................................................                        ---                ---
Directors and executive officers as a group ((15) persons)(4)(5)...                  13,110,470            100.0%


----------------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of any other person. Except as indicated in the footnotes to this table, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Stonington is the record holder of 12,653,000 shares, or 97.7%, of Common Stock. Stonington also controls, but disclaims beneficial ownership of, an additional 150,000 shares purchased by an institutional investor, pursuant to the Stockholder Agreement. Stonington is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners. SPLP, a Delaware limited partnership, is the general partner of Stonington with a 1% economic interest in Stonington. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II, a Delaware corporation, is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interest, Stonington II disclaims beneficial ownership of the shares set forth above. Stonington Partners, a Delaware corporation, is the management company for Stonington with a 7.4% interest in SPLP. Except for such economic interest, Stonington Partners disclaims beneficial ownership of the shares set forth above. The limited partners of SPLP are certain current and former employees of Stonington Partners, entities controlled by certain employees of Stonington and individuals with special relationships to portfolio companies of Stonington.

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

(3) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 15, 1998, as follows: Mr. Duerden - 48,300 shares; Mr. Trimper - 8,050 shares; Mr. Skrzypczak - 10,350 shares; Mr. Schwager - 10,350 shares; Mr. Elwell - 10,350 shares; Mr. Jachmann - 10,000 shares; and Mr. Tong - 10,000 shares. Mr. Duerden is a 3.1% limited partner of SPLP.

(4) The shares indicated as owned beneficially by Messrs. Fitzgibbons, Michas and McLean are owned or controlled by Stonington and are included because of their ownership of stock as status as directors of Stonington Partners and Stonington II. Messrs. Fitzgibbons, Michas and McLean disclaim beneficial ownership of such shares.

(5) Includes 161,470 shares of Common Stock subject to options granted under the Plan which are currently exercisable or vest within 60 days of March 15, 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT INVESTMENT AND MANAGEMENT LOANS

      In connection with the Acquisition, the Company sold 197,000 shares of Common Stock to certain key members of the Company's Management, including Messrs. Duerden, Skrzypczak, and Schwager for $1,970,000 (the "Management Placement"). The Company financed $1,273,000 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate (as defined) plus 2.75% in effect for the Revolving Credit Facility under the Credit Agreement. Interest is due annually starting in August 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to the Stockholders Agreement. The name of each executive officer of the Company who participated in the Management Placement whose indebtedness to the Company exceeds $60,000 is listed below: Mr. Duerden -- $350,000; Mr. Skrzypczak -- $95,600; and Mr. Schwager -- $140,000.

      In connection with Mr. Trimper's employment arrangement, the Company sold Mr. Trimper 10,000 shares of Common Stock pursuant to the Management Placement.

STOCKHOLDERS AGREEMENT

      The Company, Stonington, each of the institutional investors who purchased $15 million of the Company's 14% Pay-in-Kind Perpetual Preferred Stock ("Pay-in-Kind Preferred Stock"), together with warrants to purchase 350,000 shares of Common Stock (the "Warrants") or $1.5 million of the Company's Common Stock (the "Equity Private Placement"), and each of Messrs. Duerden, Skrzypczak, Trimper, Schwager and Elwell (each a "Stockholder") entered into a stockholder agreement (the "Stockholders Agreement"), which contains among other terms and conditions, provisions relating to voting rights, certain restrictions with respect to the transfer of Common Stock, Pay-in-Kind Preferred Stock and Warrants by certain parties thereunder, certain rights related to puts and calls and certain registration rights granted by the Company with respect to shares of Common Stock.

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

      Management Investors are not permitted to sell or transfer Common Stock, other than to Permitted Transferees (as defined in the Stockholders Agreement) (i.e., family members and, upon the death of a Management Investor, to his or her estate or executors), prior to the occurrence of the earlier of August 11, 2000 and an IPO (as defined in the Stockholders Agreement). Following an IPO, a Management Investor may transfer shares in accordance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or pledge shares to a financial institution, subject to applicable Securities Act restrictions. On or after August 11, 2000, if an IPO has not occurred, Management Investors are permitted to sell Common Stock to third parties after first giving the Company and the other Management Investors right of first refusal for the same number of shares of Common Stock at the same price.

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

      2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED

           Schedule II "Valuation and Qualifying Accounts" is included in Part II, Item 8 of this Report.

(B) Reports on Form 8-K.

           On November 21, 1997, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the amendment of the Company's senior Bank Credit Agreement, dated as of August 7, 1995, as amended, to permit the Company to issue a new Tranche C Term Loan, the proceeds of which were used to extinguish outstanding amounts under the Tranche A Term Loan and to prepay certain required principal payments on the outstanding amounts under the Tranche B Term Loan; and to revise certain of the financial covenants. In addition, the Company sold additional shares of Common Stock to certain of its existing stockholders. The proceeds from the sale of the shares were used to repay amounts outstanding under the Company's Revolving Credit Facility as well as fees associated with the issuance of the Tranche C Term Loan.

(C)   Index to Exhibits.

           The following is a list of all Exhibits filed as part of this Report:

   EXHIBITS                                  DESCRIPTION
-----------                                  ------------
2.1  --       Stock   and  Asset Purchase Agreement, dated as of April 25, 1995, between  Pitney Bowes Inc.  and Dictaphone Acquisition Inc. (filed as Exhibit  2.1 to  the  Company's  Registration Statement on Form
              S-1, File No. 33-93464, filed on June 14, 1995).
2.2  --       Amendment to  Stock and Asset Purchase Agreement, dated August 11,
              1995, between  Pitney Bowes Inc.  and  Dictaphone Acquisition Inc.
              (filed as  Exhibit 2.2 to  the  Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
2.3  --       Asset   Purchase   Agreement,   dated  August  11,  1995,  between
              Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc.
              (filed as Exhibit 2.3  to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
2.4  --       Stock  Purchase  Agreement,  dated August 11, 1995, between Pitney
              Bowes  Deutschland GmbH and Dictaphone  Acquisition Inc. (filed as
              Exhibit  2.4 to the  Company's  Form 10-Q for the  fiscal  quarter ended June 30, 1995, filed on September 21, 1995).
2.5  --       Stock Purchase Agreement, dated August 11,  1995,  between  Walnut
              Street Corp. and Dictaphone Acquisition Inc. (filed as Exhibit 2.5 to the Company's Form 10-Q for the fiscal  quarter  ended June 30,
              1995, filed on September 21, 1995).
2.6  --       Stock  Purchase  Agreement,  dated August 11, 1995, between Pitney
              Bowes Holdings Ltd. and Dictaphone U.K. Acquisition Limited (filed as Exhibit 2.6 to the Company's  Form 10-Q for the fiscal  quarter ended June 30, 1995, filed on September 21, 1995).
2.7  --       General  Conveyance   Agreement,  dated  August 11, 1995,  between
              Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc.
              (filed as Exhibit  2.7 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
2.8  --       Assumption   of   Liabilities  Agreement,  dated  August 11, 1995,
              between   Dictaphone   Canada  Ltd./Ltee  and  Dictaphone   Canada
              Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21,
              1995).

   EXHIBITS                                  DESCRIPTION
   --------                                  -----------

2.9     --   Merger  Agreement  between  Dictaphone  U.S.  Acquisition  Inc. and
             Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the  Company's  Form  10-Q for the fiscal quarter ended June 30,
             1995, filed on September 21, 1995).
*2.10   --   Agreement and Plan of Merger  between  Dictaphone  Corporation  and
             Dictaphone Corporation (U.S.), dated January 28, 1998.
*2.11   --   Certificate of Ownership and Merger Merging Dictaphone  Corporation
             with and into Dictaphone Corporation (U.S.).
*3(i)   --   Certificate  of Incorporation of Dictaphone  Corporation.
3(ii)   --   By-Laws  of  the Company, adopted  April 20, 1995 (filed as Exhibit
             3.3 to the Company's  Form 10-Q  for  the fiscal quarter ended June
             30, 1995, filed on September 21, 1995).
4.1     --   Indenture,  dated  as  of  August  11,  1995,  among  the  Company,
             Dictaphone   Corporation   (U.S.)  and  Shawmut  Bank  Connecticut,
             National  Association,  Trustee,  relating  to the  11-3/4%  Senior
             Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
4.2     --   Bank   Credit   Agreement,  dated as of August  7,  1995  among the
             Company,  Dictaphone  Corporation  (U.S.)  and  the  Lenders  party thereto  (filed as Exhibit 4.2 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
4.3     --   First  Amendment  to Credit  Agreement,  dated as of June 28, 1996, among the Company,  Dictaphone  Corporation  (U.S.) and the Lenders
             party  thereto  (filed as Exhibit  10.13 to the  Company's  Current
             Report on Form 8-K, filed on July 18, 1996).
4.4     --   Second  Amendment to Credit Agreement,  dated as of  June 27, 1997, among the Company,  Dictaphone  Corporation  (U.S.) and the Lenders
             party  thereto  (filed as Exhibit  10.15 to the  Company's  Current
             Report on Form 8-K, filed on July 8, 1997).
4.5     --   Third  Amendment  (Technical Correction) to Credit Agreement, dated as of July 21, 1997, by and among  Dictaphone Corporation U.S.  and
             the  Lenders  party   thereto   (filed  as  Exhibit  10.19  to  the
             Company's  Form  10-Q for  the fiscal  quarter ended June 30, 1997, filed on August 14, 1997).
4.6     --   Fourth   Amendment   to  Credit Agreement, dated as of November 14,
             1997, by  and among  Dictaphone  Corporation (U.S.) and the Lenders party  thereto  (filed as  Exhibit 10.20 to  the  Company's Current
             Report on Form 8-K, filed on November 21, 1997).
4.7     --   Credit  Agreement,  dated  as  of  November  14, 1997, by and among
             Dictaphone Corporation and the Lenders a   party thereto (including
             exhibits  and  schedules) (filed  as Exhibit 10.21 to the Company's
             Current Report on Form 8-K, filed on November 21, 1997).
10.1    --   Subscription  Agreements   for  the  Equity   Private   Placements,
             dated as of August 7, 1995 (filed as Exhibit 10.1 to the  Company's
             Form 10-Q for the  fiscal  quarter  ended June 30,  1995,  filed on
             September 21, 1995).
10.2    --   Subscription  Agreement  for  Management  Private Placement,  dated as of August 7, 1995 (filed as Exhibit 10.2 to the  Company's  Form
             10-Q for the fiscal quarter ended June 30, 1995, filed on September
             21, 1995).
10.3    --   Stockholders   Agreement,   dated  as  of August 11, 1995 (filed as
             Exhibit  10.3 to the  Company's  Form 10-Q for the  fiscal  quarter ended June 30, 1995, filed on September 21, 1995).
10.4    --   Employment  contract of John H. Duerden, dated as of August 9, 1995
             (filed as Exhibit 10.4 to the Company's  Form  10-Q  for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +
10.5    --   Amendment  to  employment  contract  of  John  H.  Duerden,   dated
             January 1, 1997 (filed as Exhibit 10.5 to the Company's  Form  10-K for the year ended December 31, 1996, filed on March 31, 1997). +
10.6    --   Employment  contract  of Joseph D. Skrzypczak, dated July 21, 1995,
             (filed as Exhibit 10.6  to  the  Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +
10.7    --   Employment  contract  of  Robert  G. Schwager,  dated June 19, 1995
             (filed as Exhibit 10.7 to the Company's  Registration  Statement on
             Form S-1, File No. 33-93464, filed on June 14, 1995). +

   EXHIBITS                                  DESCRIPTION
   --------                                  ------------

10.8    --   Management Stock Option Plan of the  Company (filed as Exhibit 10.9 to the Company's  Form 10-Q for the fiscal  quarter  ended June 30,
             1995,   filed   on  September  21, 1995) and Amendment No. 1 to the
             Management  Stock Option Plan, dated as of April 27, 1996 (filed as
             Exhibit  10.13 to the  Company's  Form 10-Q for the fiscal  quarter ended March 31, 1996, filed on May 15, 1996.) +
10.9    --   Supply  Agreement,  dated August 11, 1995,  between the Company and
             Pitney  Bowes  Inc.  (filed  as   Exhibit   10.10 to the  Company's
             Annual  Report on Form 10-K for the fiscal year ended  December 31,
             1995, File No. 33-93464, filed on March 29, 1996).
10.10   --   Leasing   Agreement,   dated   August  10, 1995, between Dictaphone
             Corporation  (U.S.) and Pitney Bowes Credit  Corporation  (filed as
             Exhibit 10.11 to the  Company's  Annual Report on Form 10-K for the
             fiscal year ended December 31, 1995,  File No.  33-93464,  filed on
             March 29, 1996).
10.11   --   Consulting  Agreement, dated November 17, 1995, between the Company and  Emil  F.  Jachmann  (filed  as  Exhibit 10.12 to the Company's
             Annual  Report  on Form 10-K for the fiscal year ended December 31,
             1995, File No. 33-93464, filed on March 29, 1996). +
10.12   --   Employment contract  of  Robert  Trimper,  dated  January  24, 1996
             (filed as Exhibit 10.13  to  the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997). +
10.13   --   Form of Letter Agreement  amending the Subscription  Agreement for the Management Private  Placement,  dated as of August 7, 1995, and the Stockholders Agreement,  dated as of August 11, 1995 (filed as Exhibit 10.14 to the Company's  Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996). +
10.14   --   Letter  Agreement,  dated  April 11, 1997,  between the Company and
             Peter Tong (filed as Exhibit 10.16 to the  Company's  Form 10-Q for
             the fiscal  quarter  ended June 30,   1997,   filed  on  August 14,
             1997).+
*10.15  --   Stock   Option   Agreement,  dated  August  1, 1997,  between   the
             Company  and  John  H.  Duerden.+
10.16   --   Letter   Agreement,  dated   July   9,   1997,  between  Dictaphone
             Corporation and Mr. Joseph D. Skrzypczak (filed as Exhibit 10.17 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
10.17   --   Amendment  No.  2  to the Dictaphone  Management  Stock Option Plan
             (filed as Exhibit 10.18 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
*10.18  --   Letter  Agreement  between  the  Company  and  Ronald Elwell, dated
             November 8, 1996.+
21.1    --   List of subsidiaries of the Company  (filed  as  Exhibit  21 to the
             Company's  Registration  Statement on Form  S-1, File No. 33-93464,
             filed on June 14, 1995).
24      --   Powers of Attorney (included on the signature page hereof).
*27     --   Financial Data Schedule.
------------------------------
*  Filed herewith.
+  Management contract of compensatory arrangement.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stratford, State of Connecticut, on this 26th day of March, 1998.

                                                  DICTAPHONE CORPORATION

                                         By:     /S/ JOHN H. DUERDEN
                                            ------------------------------------
                                                 John H. Duerden
                                            Chairman, Chief  Executive Officer
                                               and President


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1998.

              SIGNATURE                               TITLE(S)
              ---------                               ---------

      /S/  JOHN H. DUERDEN                Chairman, Chief Executive Officer  and
--------------------------------------    President(Principal Executive Officer)
       John H. Duerden

                                          Senior Vice President, Chief Financial
    /S/  JOSEPH D. SKRZYPCZAK             Officer and Director (Principal
---------------------------------------   Financial and Accounting Officer)
        Joseph D. Skrzypczak


      /S/  ALBERT J. FITZGIBBONS, III                 Director
---------------------------------------
      Albert J. Fitzgibbons, III


      /S/  EMIL F. JACHMANN                           Director
---------------------------------------
          Emil F. Jachmann


      /S/  STEPHEN M. MCLEAN                          Director
---------------------------------------
          Stephen M. McLean


      /S/  ALEXIS P. MICHAS                           Director
---------------------------------------
          Alexis P. Michas


      /S/  SCOTT M. SHAW                              Director
---------------------------------------
            Scott M. Shaw


                                                      Director
---------------------------------------
           Peter P. Tong



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

2.9     --   Merger  Agreement  between  Dictaphone  U.S.  Acquisition  Inc. and
             Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the  Company's  Form  10-Q for the fiscal quarter ended June 30,
             1995, filed on September 21, 1995).
*2.10   --   Agreement and Plan of Merger  between  Dictaphone  Corporation  and
             Dictaphone Corporation (U.S.), dated January 28, 1998.
*2.11   --   Certificate of Ownership and Merger Merging Dictaphone  Corporation
             with and into Dictaphone Corporation (U.S.).
*3(i)   --   Certificate  of Incorporation of Dictaphone  Corporation.
3(ii)   --   By-Laws  of  the Company, adopted  April 20, 1995 (filed as Exhibit
             3.3 to the Company's  Form 10-Q  for  the fiscal quarter ended June
             30, 1995, filed on September 21, 1995).
4.1     --   Indenture,  dated  as  of  August  11,  1995,  among  the  Company,
             Dictaphone   Corporation   (U.S.)  and  Shawmut  Bank  Connecticut,
             National  Association,  Trustee,  relating  to the  11-3/4%  Senior
             Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
4.2     --   Bank   Credit   Agreement,  dated as of August  7,  1995  among the
             Company,  Dictaphone  Corporation  (U.S.)  and  the  Lenders  party thereto  (filed as Exhibit 4.2 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
4.3     --   First  Amendment  to Credit  Agreement,  dated as of June 28, 1996, among the Company,  Dictaphone  Corporation  (U.S.) and the Lenders
             party  thereto  (filed as Exhibit  10.13 to the  Company's  Current
             Report on Form 8-K, filed on July 18, 1996).
4.4     --   Second  Amendment to Credit Agreement,  dated as of  June 27, 1997, among the Company,  Dictaphone  Corporation  (U.S.) and the Lenders
             party  thereto  (filed as Exhibit  10.15 to the  Company's  Current
             Report on Form 8-K, filed on July 8, 1997).
4.5     --   Third  Amendment  (Technical Correction) to Credit Agreement, dated as of July 21, 1997, by and among  Dictaphone Corporation U.S.  and
             the  Lenders  party   thereto   (filed  as  Exhibit  10.19  to  the
             Company's  Form  10-Q for  the fiscal  quarter ended June 30, 1997, filed on August 14, 1997).
4.6     --   Fourth   Amendment   to  Credit Agreement, dated as of November 14,
             1997, by  and among  Dictaphone  Corporation (U.S.) and the Lenders party  thereto  (filed as  Exhibit 10.20 to  the  Company's Current
             Report on Form 8-K, filed on November 21, 1997).
4.7     --   Credit  Agreement,  dated  as  of  November  14, 1997, by and among
             Dictaphone Corporation and the Lenders a   party thereto (including
             exhibits  and  schedules) (filed  as Exhibit 10.21 to the Company's
             Current Report on Form 8-K, filed on November 21, 1997).
10.1    --   Subscription  Agreements   for  the  Equity   Private   Placements,
             dated as of August 7, 1995 (filed as Exhibit 10.1 to the  Company's
             Form 10-Q for the  fiscal  quarter  ended June 30,  1995,  filed on
             September 21, 1995).
10.2    --   Subscription  Agreement  for  Management  Private Placement,  dated as of August 7, 1995 (filed as Exhibit 10.2 to the  Company's  Form
             10-Q for the fiscal quarter ended June 30, 1995, filed on September
             21, 1995).
10.3    --   Stockholders   Agreement,   dated  as  of August 11, 1995 (filed as
             Exhibit  10.3 to the  Company's  Form 10-Q for the  fiscal  quarter ended June 30, 1995, filed on September 21, 1995).
10.4    --   Employment  contract of John H. Duerden, dated as of August 9, 1995
             (filed as Exhibit 10.4 to the Company's  Form  10-Q  for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +




EXHIBITS                              DESCRIPTION                                              NUMBERED PAGE
--------                              -----------                                              -------------
10.5    --   Amendment  to  employment  contract  of  John  H.  Duerden,   dated
             January 1, 1997 (filed as Exhibit 10.5 to the Company's  Form  10-K for the year ended December 31, 1996, filed on March 31, 1997). +
10.6    --   Employment  contract  of Joseph D. Skrzypczak, dated July 21, 1995,
             (filed as Exhibit 10.6  to  the  Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +
10.7    --   Employment  contract  of  Robert  G. Schwager,  dated June 19, 1995
             (filed as Exhibit 10.7 to the Company's  Registration  Statement on
             Form S-1, File No. 33-93464, filed on June 14, 1995). +
10.8    --   Management Stock Option Plan of the  Company (filed as Exhibit 10.9 to the Company's  Form 10-Q for the fiscal  quarter  ended June 30,
             1995,   filed   on  September  21, 1995) and Amendment No. 1 to the
             Management  Stock Option Plan, dated as of April 27, 1996 (filed as
             Exhibit  10.13 to the  Company's  Form 10-Q for the fiscal  quarter ended March 31, 1996, filed on May 15, 1996.) +
10.9    --   Supply  Agreement,  dated August 11, 1995,  between the Company and
             Pitney  Bowes  Inc.  (filed  as   Exhibit   10.10 to the  Company's
             Annual  Report on Form 10-K for the fiscal year ended  December 31,
             1995, File No. 33-93464, filed on March 29, 1996).
10.10   --   Leasing   Agreement,   dated   August  10, 1995, between Dictaphone
             Corporation  (U.S.) and Pitney Bowes Credit  Corporation  (filed as
             Exhibit 10.11 to the  Company's  Annual Report on Form 10-K for the
             fiscal year ended December 31, 1995,  File No.  33-93464,  filed on
             March 29, 1996).
10.11   --   Consulting  Agreement, dated November 17, 1995, between the Company and  Emil  F.  Jachmann  (filed  as  Exhibit 10.12 to the Company's
             Annual  Report  on Form 10-K for the fiscal year ended December 31,
             1995, File No. 33-93464, filed on March 29, 1996). +
10.12   --   Employment contract  of  Robert  Trimper,  dated  January  24, 1996
             (filed as Exhibit 10.13  to  the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997). +
10.13   --   Form of Letter Agreement  amending the Subscription  Agreement for the Management Private  Placement,  dated as of August 7, 1995, and the Stockholders Agreement,  dated as of August 11, 1995 (filed as Exhibit 10.14 to the Company's  Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996). +
10.14   --   Letter  Agreement,  dated  April 11, 1997,  between the Company and
             Peter Tong (filed as Exhibit 10.16 to the  Company's  Form 10-Q for
             the fiscal  quarter  ended June 30,   1997,   filed  on  August 14,
             1997).+
*10.15  --   Stock   Option   Agreement,  dated  August  1, 1997,  between   the
             Company  and  John  H.  Duerden.+
10.16   --   Letter   Agreement,  dated   July   9,   1997,  between  Dictaphone
             Corporation and Mr. Joseph D. Skrzypczak (filed as Exhibit 10.17 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
10.17   --   Amendment  No.  2  to the Dictaphone  Management  Stock Option Plan
             (filed as Exhibit 10.18 to the  Company's  Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
*10.18  --   Letter  Agreement,  between  the  Company  and Ronald Elwell, dated
             November 8, 1996.+
21.1    --   List of subsidiaries of the Company  (filed  as  Exhibit  21 to the
             Company's  Registration  Statement on Form  S-1, File No. 33-93464,
             filed on June 14, 1995).
24      --   Powers of Attorney (included on the signature page hereof).
*27     --   Financial Data Schedule.
------------------------------
*  Filed herewith.
+  Management contract of compensatory arrangement.

                                       77