Form 10-Q
period 1998-03-31
DICTAPHONE CORP /DE
filed 1998-05-14
CIK 946734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998
                                    or
       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to            .


                        Commission File Number: 33-93464

                             DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     06-0996237
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                             3191 Broadbridge Avenue
                               Stratford, CT 06497
                                 (203) 381-7000
          (Address of principal executive offices, including zip code, and telephone number, including area code)


            ---------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES     X              NO  ____

Number of shares of Common Stock, Par Value $.01, outstanding as of May 11, 1998: 12,949,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION

                                      INDEX



                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

            Unaudited Condensed Consolidated Statements of
            Operations for the Three Months Ended March 31,
            1998 and March 31, 1997                                        2

            Condensed Consolidated Balance Sheets as of March
            31, 1998 (Unaudited) and December 31, 1997                     3

            Unaudited Condensed Consolidated Statements of Cash
            Flow for the Three Months Ended March 31, 1998 and
            March 31, 1997                                                 4

            Notes to Unaudited Consolidated Financial Statements           5

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           15

ITEM 3.     Quantitative and Qualitative Disclosures About Market
            Risk                                                          19

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings                                             19

ITEM 6.     Exhibits and Reports on Form 8-K                              19

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)


                                                                    Three Months             Three Months
                                                                      Ended                      Ended
                                                                  March 31, 1997           March 31, 1998
                                                                  --------------           --------------
           Revenues:
             Product sales and rentals                            $   49,197                 $   49,647
             Contract manufacturing sales                              9,051                     11,947
             Support services                                         22,919                     22,231
                                                                  ----------                 ----------

                      Total revenue                                   81,167                     83,825
                                                                  ----------                 ----------

             Costs and expenses:

               Cost of sales, rentals and  support services           42,815                     45,012

               Selling and administrative                             26,355                     27,110

               Amortization of intangibles                             9,378                      7,881

               Research and development                                3,734                      4,700
                                                                  ----------                 ----------

             Operating loss                                           (1,115)                      (878)

             Interest expense                                         10,445                      9,797

             Other expense (income) - net                                373                       (826)
                                                                  ----------                 ----------

             Loss before income taxes                                (11,933)                    (9,849)

             Income tax benefit (expense)                              4,099                       (996)
                                                                  ----------                 ----------

               Net loss                                               (7,834)                   (10,845)

               Stock dividends on PIK Preferred Stock                    635                        729
                                                                  ----------                 ----------

               Net loss applicable to Common Stock                $   (8,469)                $  (11,574)
                                                                  ==========                 ==========





     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         December 31,         March 31,
                                                                                            1997                1998
                                                                                         ------------       -------------
                                                                                                             (Unaudited)
ASSETS
Current assets:
    Cash                                                                                 $   10,277         $    5,595
    Accounts receivable, less allowances of $810 and $767, respectively                      71,939             71,778
    Inventories                                                                              48,779             51,967
    Other current assets                                                                     11,675             10,841
                                                                                         ----------         ----------
         Total current assets                                                               142,670            140,181
Property, plant and equipment, net                                                           35,331             35,609
Deferred financing costs, net of accumulated amortization of $12,517
 and $12,932, respectively                                                                   10,900             10,485
Intangibles, net of accumulated amortization of $99,439 and $107,320, respectively          229,322            221,237
Other assets                                                                                 51,837             52,209
                                                                                         ----------         ----------
         Total assets                                                                    $  470,060         $  459,721
                                                                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                     $   10,940         $   10,340
    Interest payable                                                                         10,144              4,309
    Accrued liabilities                                                                      32,373             25,642
    Advance billings                                                                         37,184             38,610
    Current portion of long-term debt                                                           795                793
                                                                                         ----------         ----------
         Total current liabilities                                                           91,436             79,694

Long-term debt                                                                              342,816            354,772
Other liabilities                                                                            10,547             11,101
                                                                                         ----------         ----------
         Total liabilities                                                                  444,799            445,567
                                                                                         ----------         ----------

Contingencies (Note 5)

Stockholders' equity:
    Preferred stock ($.01 par value;  10,000,000  shares  authorized;
      1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value at March 31, 1998, $21,570)                  20,841             21,570
    Common stock ($.01 par value; 20,000,000 shares authorized;
      12,952,000 and 12,949,000 shares outstanding at December 31, 1997
      and March 31, 1998, respectively)                                                         130                130
    Notes receivable from stockholders                                                         (831)              (816)
    Additional paid-in capital                                                              129,870            129,870
    Treasury stock, at cost                                                                    (480)              (510)
    Accumulated deficit                                                                    (122,597)          (134,171)
    Accumulated other comprehensive income                                                   (1,672)            (1,919)
                                                                                         ----------         ----------
         Total stockholders' equity                                                          25,261             14,154
                                                                                         ----------         ----------
         Total liabilities and stockholders' equity                                      $  470,060         $  459,721
                                                                                         ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Dollars in thousands)



                                                                                Three Months             Three Months
                                                                                    Ended                    Ended
                                                                               March 31, 1997           March 31, 1998
                                                                               --------------           --------------
       Operating activities:
          Net loss                                                                $   (7,834)             $  (10,845)
          Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
             Depreciation and amortization (including $694
             and $7, respectively, of nonrecurring charges)                           15,287                  10,778
             Provision for deferred income taxes                                      (4,015)                  1,110
             Changes in assets and liabilities:
                 Accounts receivable                                                  (4,160)                     (3)
                 Inventories                                                           1,450                  (3,220)
                 Other current assets                                                   (813)                    791
                 Accounts payable and accrued liabilities                            (12,010)                (13,073)
                 Advance billings                                                      1,152                   1,446
                 Other assets and other                                                 (833)                 (1,505)
                                                                                  ----------              -----------
                    Net cash used in operating activities                            (11,776)                (14,521)
                                                                                  ----------              -----------

       Investing activities:
          Net investment in fixed assets                                              (1,076)                 (2,194)
                                                                                  ----------              ----------
                 Net cash used in investing activities                                (1,076)                 (2,194)
                                                                                  ----------              -----------

       Financing activities:
          Repayment under term loan facility                                          (2,750)                    ---
          Borrowings under revolving credit facility                                  21,750                  20,000
          Repayment under revolving credit facility                                   (8,500)                 (8,000)
          Other                                                                         (726)                     65
                                                                                  ----------              ----------
             Net cash provided by financing activities                                 9,774                  12,065
                                                                                  ----------              ----------

       Effect of exchange rate changes on cash                                           (93)                    (32)
                                                                                  ----------              -----------

       Decrease in cash                                                               (3,171)                 (4,682)

       Cash, beginning of period                                                       7,927                  10,277
                                                                                  ----------              ----------
       Cash, end of period                                                        $    4,756              $    5,595
                                                                                  ==========              ==========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                              $   15,233              $   15,208
                                                                                  ==========              ==========
       Income taxes paid                                                          $       10              $       57
                                                                                  ==========              ==========




     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, or as otherwise indicated)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three month periods ended March 31, 1998 and March 31, 1997, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to current year presentation.

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


2.     INVENTORIES

             Inventories consist of the following:

                                                     December 31,     March 31,
                                                         1997           1998
                                                     ------------    -----------

             Raw materials and work in process       $   18,481      $  18,996
             Supplies and service parts                  14,087         14,979
             Finished products                           16,211         17,992
                                                     ----------      ---------
             Total inventories                       $   48,779      $  51,967
                                                     ==========      =========

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $99,439 and $107,320 at December 31, 1997 and March 31, 1998, respectively. Amortization expense for the three months ended March 31, 1997 and 1998 was $9,378 and $7,881, respectively.

                                                     December 31,     March 31,
                                                         1997           1998
                                                     ------------    -----------
             Goodwill                                $  135,004      $  133,924
             Tradenames                                  73,211          72,724
             Service contracts                            8,920           6,960
             Non-compete agreement                       11,696           7,184
             Patents                                        491             445
                                                     ----------      ----------
                                                     $  229,322      $  221,237
                                                     ==========      ==========


4.     INCOME TAXES

             The provision for income taxes for the three months ended March 31, 1998 is $996.

             The Company has recorded a gross deferred tax asset of $75.9 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1998 is approximately $97.9 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011 and $39.3 million will expire in the year 2012. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In December 1997, the Company established a valuation reserve of $24.1 million against the deferred tax assets. In the first quarter of 1998, the Company increased its valuation reserve by $4.7 million, resulting in a net deferred tax asset of $47.1 million. Management has determined, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $47.1 million recorded at March 31, 1998, prior to the earliest expiration in the year 2010. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.


5.     CONTINGENCIES

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


6.     SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

             Dictaphone U.S. has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the Acquisition. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by four amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997 and November 14, 1997 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Credit Agreement currently consists of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2003 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). Dictaphone Non-U.S. is not a guarantor of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)

             The following are the supplemental consolidating statements of operations for the three month periods ended March 31, 1997 and 1998, the supplemental consolidating balance sheet information as of December 31, 1997 and March 31, 1998, and cash flow information for the three month periods ended March 31, 1997 and 1998.


                             Dictaphone Corporation
         Supplemental Consolidating Statement of Operations Information
                        Three Months Ended March 31, 1997


                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       Revenue from:
         Product sales and rentals                   $   42,991       $    8,874        $   (2,668)       $   49,197
         Contract manufacturing sales                     9,051              ---               ---             9,051
         Support services                                20,235            2,684               ---            22,919
                                                     ----------       ----------        ----------        ----------
             Total revenues                              72,277           11,558            (2,668)           81,167
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     38,745            6,791            (2,721)           42,815
         Selling and administrative                      31,248            4,485               ---            35,733
         Research and development                         3,734              ---               ---             3,734
         Interest expense - net and other                 9,849              969               ---            10,818
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    83,576           12,245            (2,721)           93,100
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (140)             ---               140               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (11,439)            (687)              193           (11,933)

       Income tax benefit (expense)                       4,060               61               (22)            4,099
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $   (7,379)      $     (626)       $      171        $   (7,834)
                                                     ==========       ==========        ==========        ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                             Dictaphone Corporation
         Supplemental Consolidating Statement of Operations Information
                        Three Months Ended March 31, 1998


                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       Revenue from:
         Product sales and rentals                   $   46,888       $    5,917        $   (3,158)       $   49,647
         Contract manufacturing sales                    11,947              ---               ---            11,947
         Support services                                20,260            1,971               ---            22,231
                                                     ----------       ----------        ----------        ----------
             Total revenues                              79,095            7,888            (3,158)           83,825
                                                     ----------       ----------        -----------       ----------

       Costs and expenses:
         Cost of sales, rentals and support services     43,154            5,069            (3,211)           45,012
         Selling and administrative                      31,431            3,560               ---            34,991
         Research and development                         4,700              ---               ---             4,700
         Interest expense - net and other                 8,318              653               ---             8,971
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    87,603            9,282            (3,211)           93,674
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (752)             ---               752               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                 (9,260)          (1,394)              805            (9,849)

       Income tax (expense) benefit                      (1,173)             186                (9)             (996)
                                                     ----------       ----------        ----------        -----------

       Net (loss) income                             $  (10,433)      $   (1,208)       $      796        $  (10,845)
                                                     ==========       ==========        ==========        ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                             Dictaphone Corporation
              Supplemental Consolidating Balance Sheet Information
                                December 31, 1997


                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       ASSETS
       Current assets:
         Cash                                        $    8,276       $    2,001        $      ---        $   10,277
         Accounts receivable                             64,884            8,699            (1,644)           71,939
         Inventories                                     45,962            3,645              (828)           48,779
         Other current assets                             7,869            3,806               ---            11,675
                                                     ----------       ----------        ----------        ----------
           Total current assets                         126,991           18,151            (2,472)          142,670

       Investments in subsidiaries                       34,170              ---           (34,170)              ---
       Fixed assets, net                                 32,041            3,290               ---            35,331
       Intangibles, net                                 214,070           15,252               ---           229,322
       Deferred financing costs                          10,900              ---               ---            10,900
       Other assets                                      49,131            2,383               323            51,837
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  467,303       $   39,076        $  (36,319)       $  470,060
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable and
          accrued liabilities                        $   48,649       $    6,602        $   (1,794)       $   53,457
         Advance billings                                34,252            2,932               ---            37,184
         Current portion of long-term debt                  628              167               ---               795
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     83,529            9,701            (1,794)           91,436
       Long-term debt                                   342,372           17,935           (17,491)          342,816
       Other liabilities                                 10,477               70               ---            10,547
       Stockholders' equity                              30,925           11,370           (17,034)           25,261
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  467,303       $   39,076        $  (36,319)       $  470,060
                                                     ==========       ==========        ==========        ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                             Dictaphone Corporation
              Supplemental Consolidating Balance Sheet Information
                                 March 31, 1998


                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       ASSETS
       Current assets:
         Cash                                        $    3,767    $       1,828        $      ---        $    5,595
         Accounts receivable                             66,983            6,665            (1,870)           71,778
         Inventories                                     48,965            3,777              (775)           51,967
         Other current assets                             6,575            4,257                 9            10,841
                                                     ----------       ----------        ----------        ----------
           Total current assets                         126,290           16,527            (2,636)          140,181

       Investments in subsidiaries                       33,268              ---           (33,268)              ---
       Fixed assets, net                                 32,296            3,313               ---            35,609
       Intangibles, net                                 206,660           14,577               ---           221,237
       Deferred financing costs, net                     10,485              ---               ---            10,485
       Other assets                                      49,470            2,434               305            52,209
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  458,469       $   36,851        $   35,599        $  459,721
                                                     ==========       ==========        ==========        ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   37,039       $    5,122        $   (1,870)       $   40,291
       Advance billings                                  35,511            3,099               ---            38,610
       Current portion of long-term debt                    628              165               ---               793
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     73,178            8,386            (1,870)           79,694
       Long-term debt                                   354,372           17,891           (17,491)          354,772
       Other liabilities                                 10,442              659               ---            11,101
       Stockholders' equity                              20,477            9,915           (16,238)           14,154
                                                     ----------       ----------        -----------       ----------
       Total liabilities and stockholders' equity    $  458,469       $   36,851        $  (35,599)       $  459,721
                                                     ==========       ==========        ===========       ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                             Dictaphone Corporation
         Supplemental Consolidating Statement of Cash Flows Information
                        Three Months Ended March 31, 1997


                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       Operating activities:
         Net loss                                    $   (7,379)      $     (626)       $      171        $   (7,834)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 14,393              894               ---            15,287
           Provision for deferred income taxes           (4,081)              44                22            (4,015)
           Change in assets and liabilities:
             Accounts receivable                         (2,462)          (2,398)              700            (4,160)
             Inventories                                    130            1,373               (53)            1,450
             Other current assets                          (209)            (604)              ---              (813)
             Accounts payable and accrued
              liabilities                               (11,999)             689              (700)          (12,010)
             Advance billings                               361              791               ---             1,152
             Other assets and other                      (1,131)             438              (140)             (833)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                      (12,377)             601               ---           (11,776)
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (1,049)             (27)              ---            (1,076)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (1,049)             (27)              ---            (1,076)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Repayment under term loan facility              (2,750)             ---               ---            (2,750)
         Borrowing from promissory notes                    ---              (47)               47               ---
         Borrowing from revolving credit facility        21,750              ---               ---            21,750
         Repayment under revolving credit facility       (8,500)             ---               ---            (8,500)
         Other                                              (91)            (635)              ---              (726)
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) financing
        activities                                       10,409             (682)               47             9,774
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (93)              ---               (93)
                                                     ----------       ----------        ----------         ---------

       (Decrease) increase in cash                       (3,017)            (201)               47            (3,171)

       Cash, beginning of period                          6,569            1,358               ---             7,927
                                                     ----------       ----------        ----------         ---------

       Cash, end of period                           $    3,552       $    1,157        $       47        $    4,756
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (Continued)


                             Dictaphone Corporation
         Supplemental Consolidating Statement of Cash Flows Information
                        Three Months Ended March 31, 1998



                                                     Dictaphone       Dictaphone       Consolidating
                                                     Corporation       Non-U.S.         Adjustments      Consolidated
                                                     -----------      ----------       -------------     ------------

       Operating activities:
         Net loss                                    $  (10,433)      $   (1,208)       $      796        $  (10,845)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 10,027              751               ---            10,778
           Provision for deferred income taxes            1,153              (61)               18             1,110
           Change in assets and liabilities:
              Accounts receivable                        (2,099)           1,870               226                (3)
              Inventories                                (3,003)            (164)              (53)           (3,220)
              Other current assets                        1,294             (494)               (9)              791
              Accounts payable and accrued
               liabilities                              (11,610)          (1,387)              (76)          (13,073)
              Advance billings                            1,259              187               ---             1,446
              Other assets and other                     (1,335)             732              (902)           (1,505)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                      (14,747)             226               ---           (14,521)
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (1,748)            (446)              ---            (2,194)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (1,748)            (446)              ---            (2,194)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Repayment under term loan facility                 ---              ---               ---               ---
         Borrowing from revolving credit facility        20,000              ---               ---            20,000
         Repayment under revolving credit facility       (8,000)             ---               ---            (8,000)
         Other                                              (14)              79               ---                65
                                                     ----------       ----------        ----------        ----------
       Cash provided by financing activities             11,986               79               ---            12,065
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (32)              ---               (32)

       Decrease in cash                                  (4,509)            (173)              ---            (4,682)

       Cash, beginning of period                          8,276            2,001               ---            10,277
                                                     ----------       ----------        ----------        ----------

       Cash, end of period                           $    3,767       $    1,828        $      ---        $    5,595
                                                     ==========       ==========        ==========        ==========


7.     COMPREHENSIVE INCOME

             The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

             Total comprehensive income for the three months ending March 31, 1998 and 1997 consists of the following:

                                          Three Months Ended  Three Months Ended
                                             March 31, 1998     March 31, 1997
                                             --------------     --------------

       Net loss                              $   (10,845)       $    (7,834)
       Foreign currency translation
        adjustments                                 (247)              (950)
                                             -----------        -----------
       Total comprehensive income            $   (11,092)       $    (8,784)
                                             ===========        ===========


8.     SUBSEQUENT EVENT

             In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, Connecticut land and headquarters facility (which is included in "Property, plant and equipment, net"). Cash proceeds from the sale totalled $14.0 million. The net proceeds were used by the Company to reduce amounts outstanding under the Term Loans and the Revolving Credit Facility. The Company expects to realize a gain of approximately $5.7 million on the sale which will be recognized over the term of the lease. The lease, which is being recorded as an operating lease, has a term of twenty years.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------


       OVERVIEW


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                         1997                      1998
                                                                         ----                      ----
                                                                                  (in millions)
                                                                                    (unaudited)

       Total revenue                                                    $  81.2                  $  83.8

       Cost of sales, rentals and support services                         42.8                     45.0
       Selling and administrative expense                                  35.8                     35.0
       Research and development                                            43.7                      4.7
                                                                        -------                  -------
           Operating loss                                                  (1.1)                    (0.9)
                                                                        -------                  -------

       Net interest expense and other                                      10.8                      8.9
       Income tax (benefit) expense                                        (4.1)                     1.0
                                                                        -------                  -------

       Net loss                                                         $  (7.8)                 $ (10.8)
                                                                        =======                  =======

       EBITDA (1)                                                       $  13.1                  $  10.4
                                                                        =======                  ========

---------------------

       (1) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation, amortization and other significant non-cash, non-recurring charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity, and is not necessarily comparable to similarly titled measures of other companies.


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                          1997                     1998
                                                                         ------                   ------
                                                                                  (in millions)
                                                                                   (unaudited)
       Revenue from:
           Sales:
                Integrated Voice Systems                                 $  11.6                 $   12.5
                Integrated Health Systems                                    9.4                      9.4
                Communication Recording Systems                             11.9                     13.0
                Customer Service Parts                                       4.6                      4.4
                International and Dealer Operations                         11.2                     10.1
           Rentals                                                           0.5                      0.3
                                                                         -------                 --------
                    Product sales and rentals                               49.2                     49.7

           Contract Manufacturing                                            9.1                     11.9

           Support service:
                Customer Service                                            19.7                     19.3
                Application & Training Specialists                           0.5                      0.9
                International and Dealer Operations                          2.7                      2.0
                                                                         -------                 --------
                    Total support service                                   22.9                     22.2
                                                                         -------                 --------

       Total revenue                                                     $  81.2                 $   83.8
                                                                         =======                 ========


RESULTS OF OPERATIONS - FIRST QUARTER 1998 VS. FIRST QUARTER 1997

       Total revenue increased 3.3% to $83.8 million in the first quarter of 1998 from $81.2 million for the first quarter of 1997. This increase in revenue is attributable to higher product sales revenue from Integrated Voice Systems ("I.V.S."), Communications Recording Systems ("C.R.S.") and higher revenue from Contract Manufacturing and Application and Training Specialists ("A.T.S."), offset in part by lower revenue from Customer Service (including sale of parts) and International and Dealer Operations.

        I.V.S. revenue increased 7.8% to $12.5 million from $11.6 million due to higher Enterprise Express(TM) sales. I.V.S. orders in the first quarter of 1998 increased 5.5% to $12.7 million from $12.0 million in the first quarter of 1997. I.V.S. order backlog at March 31, 1998 increased 0.8% to $6.5 million versus order backlog at December 31, 1997. Integrated Health Systems ("I.H.S.") revenue was flat versus the first quarter of 1997 as increased Enterprise Express(TM) revenue was offset by declines in digital and records management system revenue. I.H.S. orders in the first quarter of 1998 declined 18.3% to $6.6 million from $8.1 million in the first quarter of 1997. I.H.S. order backlog at March 31, 1998 declined 24.8% to $8.9 million versus order backlog at December 31, 1997. C.R.S. revenue increased 9.2% to $13.0 million from $11.9 million due to increased Prolog(TM)/Guardian(TM) and Insight(TM) installations. C.R.S. orders declined 10.7% to $12.3 million in the first quarter of 1998 from $13.8 million in the first quarter of 1997. C.R.S. order backlog at March 31, 1998 declined 10.0% to $6.7 million versus order backlog at December 31, 1997. Customer Service revenue (including sale of parts) declined 2.4% to $23.7 million from $24.3 million due to lower proprietary product service contract revenue, partially offset by higher installation and warranty revenue. A.T.S. revenue increased 83.1% to $0.9 million from to $0.5 million due to increased customer training provided in support of I.V.S. and I.H.S. products. Sales and service revenue from International and Dealer Operations declined 13.4% to $12.1 million from $13.9 million due to lower system, desktop/portable and service revenue as well as $0.2 million of unfavorable currency exchange. Orders from International and Dealer Operations declined 14.6% in the first quarter of 1998 to $9.2 million from $10.8 million in the first quarter of 1997. International and Dealer Operations order backlog at March 31, 1998 increased 16.4% to $2.4 million versus order backlog at December 31, 1997. Contract Manufacturing revenue increased 31.8% to $11.9 million from $9.1 million due to growth from existing Contract Manufacturing customers.

       Cost of sales, rentals and support services increased 5.1% to $45.0 million (53.7% of revenue) during the first quarter of 1998 from the $42.8 million (52.7% of revenue) in the first quarter of 1997. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the acquisition of the Company ("the Acquisition"), cost of sales, rentals and support services, expressed as a percentage of revenue, would have increased by 2.0 percentage points to 53.6%. This increase is attributable to lower realized prices for CRS digital loggers, higher Customer Service field and technical support costs, lower International and Dealer Operations margins and a higher content of low margin Contract Manufacturing revenue.

       Selling and administrative expenses (including amortization of intangibles) declined 2.1% to $35.0 million (41.7% of revenue) during the first quarter of 1998 from $35.8 million (44.0% of revenue) in the first quarter of 1997. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the Acquisition of $7.9 million and $9.6 million for the first quarter of 1998 and 1997, respectively, selling and administrative expenses would have increased by $1.0 million. This increase is attributable to higher U.S. C.R.S. field compensation, selling costs and bad debt expenses, increased manufacturing expenses associated with assembly facility start-up and higher expenses for International and Dealer Operations.

       Research and development expenses of $4.7 million (9.5% of product sales and rental revenue) increased 25.9% from $3.7 million (7.6% of product sales and rental revenue), reflecting increased staffing and compensation.

       The Company recorded an operating loss of $0.9 million during the first quarter of 1998 compared to an operating loss of $1.1 million for the first quarter 1997. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $8.0 million and $10.5 million for the first quarter of 1998 and 1997, respectively, operating profit would have declined by $2.3 million as a result of higher cost of sales, rentals and support services and increased expenses.

       The Company has recorded a gross deferred tax asset of $75.9 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1998 is approximately $97.9 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011 and $39.3 million will expire in the year 2012. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In December 1997, the Company established a valuation reserve of $24.1 million against the deferred tax assets. In the first quarter of 1998, the Company increased its valuation reserve by $4.7 million, resulting in a net deferred tax asset of $47.1 million. Management has determined, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $47.1 million recorded at March 31, 1998, prior to the earliest expiration in the year 2010. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At March 31, 1998, the Company had outstanding Term Loans of $134.0 million and a $21.0 million loan outstanding under the $40.0 million Revolving Credit Facility, and $200.0 million of Notes. Availability under the Revolving Credit Facility at March 31, 1998 was $19.0 million. Scheduled annual principal payments on the Term Loans will be $0.6 million in 1998, 1999 and 2000. There are no scheduled reductions in the Revolving Credit Facility over the next three years.

       In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, Connecticut land and headquarters facility. Cash proceeds from the sale totalled $14.0 million. The net proceeds were used by the Company to reduce amounts outstanding under the Term Loans and the Revolving Credit Facility.

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

       The Company had $200.0 million of Notes outstanding as of March 31, 1998. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At March 31, 1998, the fair value of the Notes was unfavorable $4.0 million based on dealer quotes.

       Capital expenditures for the first three months of 1998 totaled $2.3 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997 and plans to introduce additional new products in 1998 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, the successful introduction of its new products, and provisions under the Credit Agreement for the sale or financing of certain assets, as well as its ability to borrow under the Revolving Credit Facility, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

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


                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

       See Note 5 to the Condensed Consolidated Statements of Operations (Unaudited) of Dictaphone Corporation which is incorporated herein by reference.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits
             --------

             10.19    --  Stock Option Agreement, dated  August 1, 1997, between the Company and Peter P. Tong.

                27    --  Financial Data Schedule.

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

       (b)   Reports on Form 8-K
             -------------------

                    There were no other Reports on Form 8-K filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 1998                        Dictaphone Corporation
                                 -----------------------------------------------
                                                 (Registrant)




                          By:               /s/  John H. Duerden
                                 -----------------------------------------------
                          Name:                John H. Duerden
                          Title: Chairman, Chief Executive Officer and President
                                        (Principal Executive Officer)




                          By:               /s/  Joseph D. Skrzypczak
                                 -----------------------------------------------
                          Name:               Joseph D. Skrzypczak
                          Title: Senior Vice President, Chief Financial Officer
                                  and Director (Principal Financial and
                                  Accounting Officer)

                                  EXHIBIT INDEX




Exhibits                         Description
--------                         -----------


   *10.19    --  Stock Option Agreement, dated August 1, 1997,
                 between the Company and Peter P. Tong. +

     *27     --  Financial Data Schedule.


-----------------------------
*   Filed herewith.
+   Management contract of compensatory arrangement.