Form 10-Q
period 1998-06-30
DICTAPHONE CORP /DE
filed 1998-08-14
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(MARK ONE)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                    or

       | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                             3191 BROADBRIDGE AVENUE
                               STRATFORD, CT 06614
                                 (203) 381-7000
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE,
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

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

             YES     X              NO
                   ----                ----

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 11, 1998: 12,949,000
The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION
                             ----------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Condensed Consolidated Financial Statements

           Unaudited   Condensed   Consolidated    Statements   of
             Operations  for the Three  Months Ended June 30, 1998
             and June 30, 1997                                             2

           Unaudited   Condensed   Consolidated    Statements   of
             Operations for the Six Months Ended June 30, 1998 and
             June 30, 1997                                                 3

           Condensed  Consolidated  Balance  Sheets as of June 30,
             1998 (Unaudited) and December 31, 1997                        4

           Unaudited  Condensed  Consolidated  Statements  of Cash
             Flow for the Six Months  Ended June 30, 1998 and
             June 30, 1997                                                 5

           Notes to Unaudited Consolidated Financial Statements            6

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       24

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                24

ITEM 6.  Exhibits and Reports on Form 8-K                                 24

                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------


                                            DICTAPHONE CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                            (Dollars in thousands)


                                                                            THREE MONTHS            THREE MONTHS
                                                                                ENDED                   ENDED
                                                                            JUNE 30, 1997           JUNE 30, 1998
                                                                            -------------           -------------
             Revenues:
                  Product sales and rentals                                  $   46,762              $   51,572
                  Contract manufacturing sales                                   10,574                  11,545
                  Support services                                               22,605                  21,868
                                                                             ----------              ----------

                      Total revenue                                              79,941                  84,985
                                                                             ----------              ----------

             Costs and expenses:

                  Cost of sales, rentals and support services                    55,630                  46,957

                  Selling and administrative                                     31,411                  28,219

                  Amortization of intangibles                                     9,170                   7,833

                  Research and development                                        3,599                   3,256
                                                                             ----------              ----------

             Operating loss                                                     (19,869)                 (1,280)

             Interest expense                                                    10,232                   9,922

             Other (income) expense - net                                          (137)                    171
                                                                             ----------              ----------

             Loss before income taxes                                           (29,964)                (11,373)

             Income tax benefit                                                  10,884                     662
                                                                             ----------              ----------

                  Net loss                                                      (19,080)                (10,711)

                  Stock dividends on PIK Preferred Stock                            678                     755
                                                                             ----------              ----------

                  Net loss applicable to Common Stock                        $  (19,758)             $  (11,466)
                                                                             ==========              ==========



     See accompanying notes to condensed consolidated financial statements.


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)


                                                                             SIX MONTHS              SIX MONTHS
                                                                                ENDED                   ENDED
                                                                            JUNE 30, 1997           JUNE 30, 1998
                                                                            -------------           -------------
             Revenues:
                  Product sales and rentals                                  $   95,959              $  101,219
                  Contract manufacturing sales                                   19,625                  23,492
                  Support services                                               45,524                  44,099
                                                                             ----------              ----------

                      Total revenue                                             161,108                 168,810
                                                                             ----------              ----------

             Costs and expenses:

                  Cost of sales, rentals and support services                    98,445                  91,969

                  Selling and administrative                                     57,766                  55,329

                  Amortization of intangibles                                    18,548                  15,714

                  Research and development                                        7,333                   7,956
                                                                             ----------              ----------

             Operating loss                                                     (20,984)                 (2,158)

             Interest expense                                                    20,677                  19,719

             Other expense (income) - net                                           236                    (655)
                                                                             ----------              ----------

             Loss before income taxes                                           (41,897)                (21,222)

             Income tax benefit (expense)                                        14,983                    (334)
                                                                             ----------              ----------

                  Net loss                                                      (26,914)                (21,556)

                  Stock dividends on PIK Preferred Stock                          1,313                   1,484
                                                                             ----------              ----------

                  Net loss applicable to Common Stock                        $  (28,227)             $  (23,040)
                                                                             ==========              ==========



     See accompanying notes to condensed consolidated financial statements.


                                            DICTAPHONE CORPORATION

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                                          DECEMBER 31,         JUNE 30,
                                                                                             1997                1998
                                                                                         ------------         ----------
                                                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash                                                                                 $   10,277         $    5,896
    Accounts receivable, less allowances of $810 and $2,421, respectively                    71,939             71,810
    Inventories                                                                              48,779             51,178
    Other current assets                                                                     11,675             12,311
                                                                                         ----------         ----------
         Total current assets                                                               142,670            141,195
Property, plant and equipment, net                                                           35,331             28,801
Deferred financing costs, net of accumulated amortization of $12,517
 and $13,368, respectively                                                                   10,900             10,048
Intangibles, net of accumulated amortization of $99,439 and $115,153, respectively          229,322            209,202
Other assets                                                                                 51,837             52,296
                                                                                         ----------         ----------
         Total assets                                                                    $  470,060         $  441,542
                                                                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable                                                                     $   10,940         $    7,667
    Interest payable                                                                         10,144              9,986
    Accrued liabilities                                                                      32,373             25,862
    Advance billings                                                                         37,184             37,396
    Current portion of long-term debt                                                           795                791
                                                                                         ----------         ----------
         Total current liabilities                                                           91,436             81,702

Long-term debt                                                                              342,816            342,933
Other liabilities                                                                            10,547             13,575
                                                                                         ----------         ----------
         Total liabilities                                                                  444,799            438,210
                                                                                         ----------         ----------

Contingencies (Note 5)

Stockholders' equity:
    Preferred stock ($.01 par value;  10,000,000  shares  authorized;  1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value at June 30, 1998, $22,325)                   20,841             22,325
    Common stock ($.01 par value; 20,000,000 shares authorized;
      12,952,000 and 12,949,000 shares outstanding at December 31, 1997
      and June 30, 1998, respectively)                                                          130                130
    Notes receivable from stockholders                                                         (831)              (816)
    Additional paid-in capital                                                              129,870            129,870
    Treasury stock, at cost                                                                    (480)              (510)
    Accumulated deficit                                                                    (122,597)          (145,637)
    Accumulated translation adjustment                                                       (1,672)            (2,030)
                                                                                         ----------         ----------
         Total stockholders' equity                                                          25,261              3,332
                                                                                         ----------         ----------
         Total liabilities and stockholders' equity                                      $  470,060         $  441,542
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


                                            DICTAPHONE CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                            (Dollars in thousands)



                                                                                 SIX MONTHS               SIX MONTHS
                                                                                    ENDED                    ENDED
                                                                                JUNE 30, 1997            JUNE 30, 1998
                                                                                -------------            -------------
       Operating activities:
          Net loss                                                                $  (26,914)             $  (21,556)
          Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation and amortization (including $1,389
             and $13, respectively, of nonrecurring charges)                          29,764                  24,104
             Provision for deferred income taxes                                     (14,770)                  1,186
             Non-cash provision for inventory obsolescence (Note 2)                   10,491                     ---
             Changes in assets and liabilities:
                 Accounts receivable                                                    (408)                   (178)
                 Inventories                                                           1,837                  (2,489)
                 Other current assets                                                 (2,878)                   (713)
                 Accounts payable and accrued liabilities                             (1,309)                 (9,649)
                 Advance billings                                                     (2,780)                    284
                 Other assets and other                                               (2,231)                 (5,785)
                                                                                  ----------              -----------
                    Net cash used in operating activities                             (9,198)                (14,796)
                                                                                  ----------              ----------

       Investing activities:
          Net investment in fixed assets                                              (3,023)                 (4,602)
          Sale of building                                                               ---                  14,000
                                                                                  ----------              ----------
                 Net cash (used in) provided by investing activities                  (3,023)                  9,398
                                                                                  ----------              ----------

       Financing activities:
          Repayment under term loan facility                                          (5,500)                 (1,800)
          Borrowings under revolving credit facility                                  37,500                  29,000
          Repayment under revolving credit facility                                  (20,500)                (27,000)
          Other                                                                       (1,299)                    858
                                                                                  ----------              ----------
             Net cash provided by financing activities                                10,201                   1,058
                                                                                  ----------              ----------

       Effect of exchange rate changes on cash                                           (86)                    (41)
                                                                                  ----------              ----------

       Decrease in cash                                                               (2,106)                 (4,381)

       Cash, beginning of period                                                       7,927                  10,277
                                                                                  ----------              ----------
       Cash, end of period                                                        $    5,821              $    5,896
                                                                                  ==========              ==========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                              $   18,975              $   19,029
                                                                                  ==========              ==========
       Income taxes paid                                                          $      349              $       73
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

                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in thousands, or as otherwise indicated)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three and six month periods ended June 30, 1998 and June 30, 1997, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to current year presentation.

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

             In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not currently expected to have a material impact on the consolidated financial statements.

             In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company will adopt SOP 98-1 effective January 1, 1999. The Company is in the process of evaluating the effect the adoption of SOP 98-1 will have on its consolidated financial statements.

2.     INVENTORIES

             Inventories consist of the following:

                                                    DECEMBER 31,      JUNE 30,
                                                       1997             1998
                                                    ------------     -----------

             Raw materials and work in process      $   18,481       $   18,761
             Supplies and service parts                 14,087           14,225
             Finished products                          16,211           18,192
                                                    ----------       ----------
             Total inventories                      $   48,779       $   51,178
                                                    ==========       ==========

             With the commencement of production of Enterprise Express(TM) in June 1997, the Company provided for the excess service parts and field stock inventory associated with the products that Enterprise Express(TM) was replacing, recording a non-cash charge of $10.5 million.

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $99,439 and $115,153 at December 31, 1997 and June 30, 1998, respectively. Amortization expense for the three and six months ended June 30, 1997 and 1998 was $9,170, $18,548, $7,833 and
       $15,714, respectively.

                                                    DECEMBER 31,      JUNE 30,
                                                       1997             1998
                                                    ------------     ----------
             Goodwill                               $  135,004       $  128,847
             Tradenames                                 73,211           72,238
             Service contracts                           8,920            5,041
             Non-compete agreement                      11,696            2,678
             Patents                                       491              398
                                                    ----------       ----------
                                                    $  229,322       $  209,202
                                                    ==========       ==========

4.     INCOME TAXES

             The income tax benefit (expense) for the three and six months ended June 30, 1998 is $662 and $(334), respectively.

             The Company has recorded a gross deferred tax asset of $80.0 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1998 is $100.3 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $39.3 million will expire in the year 2012, and $14.1 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In December 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. In the first and second quarters of 1998, the Company increased its valuation allowance by $4.7 million and $3.5 million, respectively, resulting in a net deferred tax asset of $47.7 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $47.7 million recorded at June 30, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

5.     CONTINGENCIES

              On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes") filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the discovery stage and the Company cannot currently make a reasonable estimate of the amount of damages that will be sought by Sudbury.

              Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

              The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $10,000 for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement"), subject to certain limitations.

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

6.     SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT
       INFORMATION

             The consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Corporation U.S. ("Dictaphone U.S."), and Dictaphone Canada Ltd/Ltee, Dictaphone Company Ltd., Dictaphone Deutschland GmbH, Dictaphone Netherlands BV and Dictaphone International A.G. (together "Dictaphone Non-U.S.").

             Dictaphone U.S. has fully and unconditionally guaranteed the repayment of $200,000 of senior subordinated notes (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by four amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997 and November 14, 1997 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Credit Agreement currently consists of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2003 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). Dictaphone Non-U.S. is not a guarantor of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)

             The following are the supplemental consolidating statements of operations for the three and six month periods ended June 30, 1997 and 1998, the supplemental consolidating balance sheet information as of December 31, 1997 and June 30, 1998, and cash flow information for the six month periods ended June 30, 1997 and 1998.


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                            THREE MONTHS ENDED JUNE 30, 1997


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Revenue from:
         Product sales and rentals                   $   41,381       $    8,337        $   (2,956)       $   46,762
         Contract manufacturing sales                    10,574              ---               ---            10,574
         Support services                                19,750            2,855               ---            22,605
                                                     ----------       ----------        ----------        ----------
             Total revenues                              71,705           11,192            (2,956)           79,941
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     50,504            8,158            (3,032)           55,630
         Selling and administrative                      37,254            3,327               ---            40,581
         Research and development                         3,599              ---               ---             3,599
         Interest expense - net and other                 9,650              445               ---            10,095
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                   101,007           11,930            (3,032)          109,905
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (117)             ---               117               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (29,419)            (738)              193           (29,964)

       Income tax benefit (expense)                      10,611              304               (31)           10,884
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (18,808)      $     (434)       $      162        $  (19,080)
                                                     ==========       ==========        ==========        ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                            THREE MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Revenue from:
         Product sales and rentals                   $   49,435       $    4,004        $   (1,867)       $   51,572
         Contract manufacturing sales                    11,545              ---               ---            11,545
         Support services                                20,006            1,862               ---            21,868
                                                     ----------       ----------        ----------        ----------
             Total revenues                              80,986            5,866            (1,867)           84,985
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     45,405            3,746            (2,194)           46,957
         Selling and administrative                      33,174            2,878               ---            36,052
         Research and development                         3,256              ---               ---             3,256
         Interest expense - net and other                 9,323              770               ---            10,093
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    91,158            7,394            (2,194)           96,358
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (346)             ---               346               ---
                                                     -----------      ----------        ----------        ----------

       (Loss) income before income taxes                (10,518)          (1,528)              673           (11,373)

       Income tax (expense) benefit                        (187)             982              (133)              662
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (10,705)      $     (546)       $      540        $  (10,711)
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                             SIX MONTHS ENDED JUNE 30, 1997


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Revenue from:
         Product sales and rentals                   $   84,372       $   17,211        $   (5,624)       $   95,959
         Contract manufacturing sales                    19,625              ---               ---            19,625
         Support services                                39,985            5,539               ---            45,524
                                                     ----------       ----------        ----------        ----------
             Total revenues                             143,982           22,750            (5,624)          161,108
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     89,249           14,949            (5,753)           98,445
         Selling and administrative                      68,502            7,812               ---            76,314
         Research and development                         7,333              ---               ---             7,333
         Interest expense - net and other                19,499            1,414               ---            20,913
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                   184,583           24,175            (5,753)          203,005
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (257)             ---               257               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (40,858)          (1,425)              386           (41,897)

       Income tax benefit (expense)                      14,671              365               (53)           14,983
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (26,187)      $   (1,060)       $      333        $  (26,914)
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                             SIX MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Revenue from:
         Product sales and rentals                   $   96,323       $    9,921        $   (5,025)       $  101,219
         Contract manufacturing sales                    23,492              ---               ---            23,492
         Support services                                40,266            3,833               ---            44,099
                                                     ----------       ----------        ----------        ----------
             Total revenues                             160,081           13,754            (5,025)          168,810
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     88,559            8,815            (5,405)           91,969
         Selling and administrative                      64,605            6,438               ---            71,043
         Research and development                         7,956              ---               ---             7,956
         Interest expense - net and other                17,641            1,423               ---            19,064
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                   178,761           16,676            (5,405)          190,032
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                            (1,098)             ---             1,098               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (19,778)          (2,922)            1,478           (21,222)

       Income tax (expense) benefit                      (1,360)           1,168              (142)             (334)
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (21,138)      $   (1,754)       $    1,336        $  (21,556)
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                                  SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                                    DECEMBER 31, 1997


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       ASSETS
       Current assets:
         Cash                                        $    8,276       $    2,001        $      ---        $   10,277
         Accounts receivable                             64,884            8,699            (1,644)           71,939
         Inventories                                     45,962            3,645              (828)           48,779
         Other current assets                             7,869            3,806               ---            11,675
                                                     ----------       ----------        ----------        ----------
           Total current assets                         126,991           18,151            (2,472)          142,670

       Investments in subsidiaries                       34,170              ---           (34,170)              ---
       Fixed assets, net                                 32,041            3,290               ---            35,331
       Intangibles, net                                 214,070           15,252               ---           229,322
       Deferred financing costs                          10,900              ---               ---            10,900
       Other assets                                      49,131            2,383               323            51,837
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  467,303       $   39,076        $  (36,319)       $  470,060
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
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
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                                  SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                                      JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       ASSETS
       Current assets:
         Cash                                        $    4,658       $    1,238        $      ---        $    5,896
         Accounts receivable                             68,359            5,560            (2,109)           71,810
         Inventories                                     48,115            3,511              (448)           51,178
         Other current assets                             6,920            5,391               ---            12,311
                                                     ----------       ----------        ----------        ----------
           Total current assets                         128,052           15,700            (2,557)          141,195

       Investments in subsidiaries                       31,134              ---           (31,134)              ---
       Fixed assets, net                                 25,407            3,394               ---            28,801
       Intangibles, net                                 195,165           14,037               ---           209,202
       Deferred financing costs, net                     10,048              ---               ---            10,048
       Other assets                                      49,683            2,432               181            52,296
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  439,489       $   35,563        $  (33,510)       $  441,542
                                                     ==========       ==========        ==========        ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   39,175       $    6,449        $   (2,109)       $   43,515
       Advance billings                                  34,473            2,923               ---            37,396
       Current portion of long-term debt                    628              163               ---               791
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     74,276            9,535            (2,109)           81,702
       Long-term debt                                   342,572           17,852           (17,491)          342,933
       Deferred gain                                      1,767              ---               ---             1,767
       Other liabilities                                 11,102              706               ---            11,808
       Stockholders' equity                               9,772            7,470           (13,910)            3,332
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  439,489       $   35,563        $  (33,510)       $  441,542
                                                     ==========       ==========        ==========        ==========



6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                             SIX MONTHS ENDED JUNE 30, 1997


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Operating activities:
         Net loss                                    $  (26,187)      $   (1,060)       $      333        $  (26,914)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 28,010            1,754               ---            29,764
           Provision for deferred income taxes          (14,797)             (26)               53           (14,770)
           Non-cash provision for inventory
            obsolescence                                  8,875            1,616               ---            10,491
           Change in assets and liabilities:
             Accounts receivable                          3,098           (1,147)           (2,359)             (408)
             Inventories                                 (1,144)           3,110              (129)            1,837
             Other current assets                        (1,065)          (1,813)              ---            (2,878)
             Accounts payable and accrued
              liabilities                                (1,196)          (2,619)            2,506            (1,309)
             Advance billings                            (2,886)             106               ---            (2,780)
             Other assets and other                      (1,963)             256              (524)           (2,231)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                       (9,255)             177              (120)           (9,198)
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (2,895)            (128)              ---            (3,023)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (2,895)            (128)              ---            (3,023)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Repayment under term loan facility              (5,500)             ---               ---            (5,500)
         Borrowing from revolving credit facility        37,500              ---               ---            37,500
         Repayment under revolving credit facility      (20,500)             ---               ---           (20,500)
         Other                                             (612)            (807)              120            (1,299)
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) financing
        activities                                       10,888             (807)              120            10,201
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (86)              ---               (86)
                                                     ----------       ----------        ----------         ---------

       Decrease in cash                                  (1,262)            (844)              ---            (2,106)

       Cash, beginning of period                          6,569            1,358               ---             7,927
                                                     ----------       ----------        ----------         ---------

       Cash, end of period                           $    5,307       $      514        $      ---        $    5,821
                                                     ==========       ==========        ==========        ==========


6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (continued)


                                                 DICTAPHONE CORPORATION
                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                             SIX MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------

       Operating activities:
         Net loss                                    $  (21,138)      $   (1,754)       $    1,336        $  (21,556)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 22,699            1,405               ---            24,104
           Provision for deferred income taxes            1,150             (106)              142             1,186
           Change in assets and liabilities:
              Accounts receivable                        (3,475)           2,832               465              (178)
              Inventories                                (2,153)              44              (380)           (2,489)
              Other current assets                          949           (1,662)              ---              (713)
              Accounts payable and accrued
               liabilities                               (9,673)             339              (315)           (9,649)
              Advance billings                              221               63               ---               284
              Other assets and other                     (3,050)             301            (3,036)           (5,785)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                      (14,470)           1,462            (1,788)          (14,796)
                                                     ----------       ----------        -----------       ----------

       Investing activities:
         Net investment in fixed assets                  (4,263)            (339)              ---            (4,602)
         Sale of building                                14,000              ---               ---            14,000
                                                     ----------       ----------        ----------        ----------
         Cash provided by (used in) investing
          activities                                      9,737             (339)              ---             9,398

       Financing activities:
         Repayment under term loan facility              (1,800)             ---               ---            (1,800)
         Borrowing from revolving credit facility        29,000              ---               ---            29,000
         Repayment under revolving credit facility      (27,000)             ---               ---           (27,000)
         Other                                              915           (1,845)            1,788               858
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) financing
        activities                                        1,115           (1,845)            1,788             1,058
                                                     ----------       -----------       ----------        ----------

       Effect of exchange rate changes on cash              ---              (41)              ---               (41)

       Decrease in cash                                  (3,618)            (763)              ---            (4,381)

       Cash, beginning of period                          8,276            2,001               ---            10,277
                                                     ----------       ----------        ----------        ----------

       Cash, end of period                           $    4,658       $    1,238        $      ---        $    5,896
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

             Total comprehensive income for the three and six months ending June 30, 1997 and 1998 consists of the following:


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                      ------------------                    ----------------

                                                     1997             1998                 1997              1998
                                                     ----             ----                 ----              ----

       Net loss                                 $   (19,080)     $   (10,711)         $   (26,914)      $   (21,556)

       Foreign currency translation
        adjustments                                     201             (111)                (749)             (358)
                                                -----------      -----------          -----------       -----------

       Total comprehensive income               $   (18,879)     $   (10,822)         $   (27,663)      $   (21,914)
                                                ===========      ===========          ===========       ===========

8.     SALE/LEASEBACK AGREEMENT

             In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, Connecticut land and headquarters facility (which is included in "property, plant and equipment, net"). Cash proceeds from the sale totalled $14.0 million. The net proceeds were used by the Company to reduce amounts outstanding under the Term Loans and the Revolving Credit Facility. The Company realized a gain of $1.8 million on the sale, net of a $4.1 million writedown of associated goodwill. The gain on the sale will be recognized over the term of the lease. The lease, which was recorded as an operating lease, has a term of 20 years.

             Future minimum lease payments are as follows:

             YEARS ENDED DECEMBER 31,

                    1998                                             $     919
                    1999                                                 1,452
                    2000                                                 1,452
                    2001                                                 1,452
                    2002                                                 1,452
                    Later years                                         24,796
                                                                     ---------
                           Total minimum lease payments              $  31,523
                                                                     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       OVERVIEW

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             ------------------------          -------------------
                                                               1997            1998            1997           1998
                                                               ----            ----            ----           ----
                                                                                  (IN MILLIONS)
                                                                                   (UNAUDITED)
       Total revenue                                        $    79.9      $  85.0        $  161.1       $  168.8

       Cost of sales, rentals and support services               55.6         47.0            98.5           92.0
       Selling and administrative expense (1)                    40.6         36.0            76.3           71.0
       Research and development                                   3.6          3.3             7.3            8.0
                                                             --------       ---------        --------      ---------
           Operating loss                                       (19.9)        (1.3)          (21.0)          (2.2)
                                                             --------       ---------        --------      ---------

       Net interest expense and other                            10.1         10.1            20.9           19.0
       Income tax (benefit) expense                             (10.9)        (0.7)          (15.0)           0.4
                                                             --------       ---------        --------      ---------

       Net loss                                             $   (19.1)     $ (10.7)       $  (26.9)      $  (21.6)
                                                            ==========     ==========     ===========    ===========

       EBITDA (2)                                           $     4.3      $  11.8        $   17.4       $   22.2
                                                            ==========     ==========     ===========    ===========

---------------------


       (1)    Includes amortization of intangibles.

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


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                               --------------------            -------------------
                                                               1997            1998            1997           1998
                                                               ----            ----            ----           ----
                                                                                  (IN MILLIONS)
                                                                                   (UNAUDITED)
       Revenue from:
           Sales:
                Integrated Voice Systems                     $   11.0       $    11.5        $   22.6      $    24.0
                Integrated Health Systems                         7.3            10.7            16.7           20.1
                Communication Recording Systems                  13.7            16.4            25.6           29.4
                Customer Service Parts                            4.4             4.7             9.0            9.1
                International and Dealer Operations               9.9             7.9            21.1           18.0
           Rentals                                                0.5             0.3             1.0            0.6
                                                             --------       ---------        --------      ---------
                    Product sales and rentals                    46.8            51.5            96.0          101.2

           Contract Manufacturing                                10.5            11.6            19.6           23.5

           Support service:
                Customer Service                                 19.3            19.9            39.0           39.2
                Application & Training Specialists                0.5             0.2             1.0            1.1
                International and Dealer Operations               2.8             1.8             5.5            3.8
                                                             --------       ---------        --------      ---------
                    Total support service                        22.6            21.9            45.5           44.1

       Total revenue                                         $   79.9       $    85.0        $  161.1      $   168.8
                                                             ========       =========        ========      =========


RESULTS OF OPERATIONS - SECOND QUARTER 1998 VS. SECOND QUARTER 1997

       Total revenue increased 6.3% to $85.0 million in the second quarter of 1998 from $79.9 million for the second quarter of 1997. This increase in revenue is attributable to higher product sales revenue from Integrated Voice Systems ("I.V.S."), Integrated Health Systems ("I.H.S."), Communications Recording Systems ("C.R.S.") and higher revenue from Contract Manufacturing and Customer Service (including sale of parts), offset in part by lower revenue from International and Dealer Operations and Application and Training Specialists ("A.T.S.").

       I.V.S. revenue increased 4.2% to $11.5 million from $11.0 million due to higher sales of the Company's Enterprise Express(TM) and For the Record(TM) Court Recording System products. I.V.S. orders in the second quarter of 1998 declined 24.6% to $11.2 million from $14.8 million in the second quarter of 1997. I.H.S. revenue increased 46.4% to $10.7 million from $7.3 million due to increased Enterprise Express(TM) sales. I.H.S. orders in the second quarter of 1998 increased 55.0% to $13.4 million from $8.7 million in the second quarter of 1997. C.R.S. revenue increased 20.2% to $16.4 million from $13.7 million due to increased Prolog(TM)/Guardian(TM) and Insight(TM) installations. C.R.S. orders in the second quarter of 1998 increased 14.8% to $16.3 million from $14.2 million in the second quarter of 1997. Customer Service revenue (including sale of parts) increased 3.9% to $24.6 million from $23.7 million due to higher proprietary product service contract and warranty revenue, partially offset by lower installation revenue. Sales and service revenue from International and Dealer Operations declined 23.2% to $9.7 million from $12.7 million due to lower sales of system, desktop/portable and C.R.S. products and lower service revenue as well as $0.1 million of unfavorable currency exchange. Orders from International and Dealer Operations declined 31.2% to $6.6 million in the second quarter of 1998 from $9.6 million in the second quarter of 1997. Contract Manufacturing revenue increased 9.4% to $11.6 million from $10.5 million due to growth in new Contract Manufacturing customers.

       Cost of sales, rentals and support services declined 15.6% to $47.0 million (55.3% of revenue) during the second quarter of 1998 from the $55.6 million (69.6% of revenue) in the second quarter of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services would have declined by 13.4 percentage points to 55.1%. This decline is attributable to a $10.5 million charge in the second quarter of 1997 for excess service parts and field stock inventory associated with products replaced by Enterprise Express(TM). Higher realized prices for C.R.S. and I.H.S. products and lower Customer Service parts cost also accounted for the decline.

       Selling and administrative expenses (including amortization of intangibles) declined 11.2% to $36.0 million (42.4% of revenue) during the second quarter of 1998 from $40.6 million (50.8% of revenue) in the second quarter of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $7.8 million and $9.3 million for the second quarter of 1998 and 1997, respectively, selling and administrative expenses would have declined by $3.1 million from the second quarter of 1997 to the second quarter of 1998. This decline is attributable to a $2.3 million severance provision recorded in the second quarter of 1997 in addition to lower I.V.S. and I.H.S. selling expenses, as well as lower employee benefit and property tax expenses. Partially offsetting these expense reductions were higher C.R.S. selling expenses and increased manufacturing expenses associated with the Company's assembly facility start-up.

       Research and development expenses of $3.3 million declined 9.5% from $3.6 million as increased software development expenses qualified for capitalization.

       The Company recorded an operating loss of $1.3 million during the second quarter of 1998 compared to an operating loss of $19.9 million for the second quarter of 1997. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $8.0 million and $10.2 million for the second quarter of 1998 and 1997, respectively, operating profit would have increased by $16.4 million due to second quarter 1997 charges for inventory obsolescence and severance as well as higher revenue, higher price realization and lower operating expenses. Operations were also impacted by favorable adjustments to estimated sales and warranty reserves offset by an increase in accounts receivable reserves in the second quarter.

       The Company has recorded a gross deferred tax asset of $80.0 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1998 is $100.3 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $39.3 million will expire in the year 2012, and $14.1 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In December 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. In the first and second quarters of 1998, the Company increased its valuation allowance by $4.7 million and $3.5 million, respectively, resulting in a net deferred tax asset of $47.7 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $47.7 million recorded at June 30, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS
  ENDED JUNE 30, 1997

       Total revenue increased 4.8% to $168.8 million for the first six months of 1998 from $161.1 million for the first six months of 1997. This increase in revenue is attributable to higher product sales revenue from I.V.S., I.H.S., C.R.S., and higher revenue from Contract Manufacturing, A.T.S., and Customer Service (including sale of parts), offset in part by lower revenue from International and Dealer Operations.

       I.V.S. revenue increased 6.0% to $24.0 million from $22.6 million due to higher Enterprise Express(TM) sales. I.V.S. orders in the first six months of 1998 declined 11.1% to $23.8 million from $26.8 million in the first six months of 1997. I.V.S. order backlog at June 30, 1998 declined 3.3% to $6.2 million versus order backlog at December 31, 1997. I.H.S. revenue increased 20.6% to $20.1 million from $16.7 million due to increased Enterprise Express(TM) sales. I.H.S. orders for the first six months of 1998 increased 19.7% to $20.0 million from $16.7 million in the first six months of 1997. I.H.S. order backlog at June 30, 1998 declined 2.0% to $11.6 million versus order backlog at December 31, 1997. C.R.S. revenue increased 14.9% to $29.4 million from $25.6 million due to increased Prolog(TM)/Guardian(TM) and Insight(TM) installations. C.R.S. orders for the first six months of 1998 increased 2.2% to $28.6 million from $28.0 million in the first six months of 1997. C.R.S. order backlog at June 30, 1998 declined 8.7% to $6.8 million versus order backlog at December 31, 1997. Customer service revenue (including sale of parts) increased 0.7% to $48.3 million from $48.0 million as increased warranty revenue offset reductions in proprietary product contract, hourly, installation and integration revenue. A.T.S. revenue increased 8.6% to $1.1 million from $1.0 million due to increased customer training in support of I.V.S., I.H.S. and C.R.S. products. Sales and service revenue from International and Dealer Operations declined 18.1% to $21.8 million from $26.6 million due to lower sales of systems, C.R.S. and desktop/portable products and lower service revenue as well as $0.3 million of unfavorable currency exchange. Orders from International and Dealer Operations for the first six months of 1998 declined 22.4% to $15.8 million from $20.4 million in the first six months of 1997. International and Dealer Operations order backlog at June 30, 1998 declined 51.4% to $1.0 million versus order backlog at December 31, 1997. Contract Manufacturing revenue increased 19.7% to $23.5 million from $19.6 million due primarily to growth from existing Contract Manufacturing customers.

       Cost of sales, rentals and support services declined 6.6% to $92.0 million (54.5% of revenue) during the first six months of 1998 from $98.5 million (61.1% of revenue) for the first six months of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services would have declined by 5.7 percentage points to 54.3%. This decline is attributable to a $10.5 million charge in the second quarter of 1997 for inventory obsolescence, offset in part by lower C.R.S. price realization, higher Customer Service field and technical support costs and a higher content of low margin Contract Manufacturing revenue.

       Selling and administrative expenses (including amortization of intangibles) declined 6.9% to $71.0 million (42.1% of revenue) during the first six months of 1998 from $76.3 million (47.4% of revenue) for the first six months of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the acquisition of $15.7 million and $18.9 million for the first six months of 1998 and 1997, respectively, selling and administrative expenses would have declined by $2.1 million from the first six months of 1997 to the first six months of 1998. This decline is attributable to a $2.3 million severance provision in the second quarter of 1997, lower I.V.S. and I.H.S. selling expenses and lower management compensation and property tax expenses, partially offset by increased C.R.S. selling costs and start-up costs associated with the Company's Milford assembly facility.

       Research and development expenses of $8.0 million (7.9% of product sales and rental revenue) increased 8.5% from $7.3 million (7.6% of product sales and rental revenue), reflecting increased staffing and compensation.

       The Company recorded an operating loss of $2.2 million during the first six months of 1998 compared to an operating loss of $21.0 million for the first six months of 1997. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $16.0 million and $20.7 million for the first six months of 1998 and 1997, respectively, operating profit would have increased by $14.1 million due to 1997 charges for inventory obsolescence and severance, and higher revenue.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At June 30, 1998, the Company had outstanding Term Loans of $132.2 million, a $11.0 million loan outstanding under the $40.0 million Revolving Credit Facility and $200.0 million of Notes. Availability under the Revolving Credit Facility at June 30, 1998 was $29.0 million. Scheduled annual principal payments on the Term Loans are $0.6 million in 1998, 1999 and 2000. There are no scheduled reductions in the Revolving Credit Facility over the next three years.

       In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, Connecticut land and headquarters facility. Cash proceeds from the sale totalled $14.0 million. The net proceeds were used by the Company to reduce amounts outstanding under the Term Loans and the Revolving Credit Facility. A gain of $1.8 million was recorded on the sale, which is being amortized over the lease term of 20 years.

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

       In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

       The Company had $200.0 million of Notes outstanding as of June 30, 1998. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At June 30, 1998, the fair value of the Notes was favorable $4.0 million based on dealer quotes.

     Capital expenditures for the first six months of 1998 totaled $5.1 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

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

     On August  4,  1998,  the  Securities  and  Exchange  Commission  issued an interpretation, "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers", which provides guidance on disclosure about Year 2000 issues in public filings. The Company is aware of this interpretation and is currently accumulating the necessary information to comply with the provisions of this release in subsequent filings. The Company remains actively engaged in resolving issues associated with the Year 2000 challenge and is performing assessments of its internal systems, products, physical plant and infrastructure, and is making inquiries with respect to Year 2000 compliance of certain of its customers and suppliers. The Company is also making necessary modifications to resolve related Year 2000 issues and anticipates completion of modifications and testing programs by mid 1999.

     The Company may, from time to time, provide estimates as to future performance. Such estimates would be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those estimates provided. The Company undertakes no duty to update such forward looking statements. Factors that could cause actual results to differ from these forward looking statements include, but are not limited to, those previously discussed herein.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

       Not currently applicable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             -----------------

       See Note 5 to the Company's Condensed Consolidated Statements of Operations (Unaudited) which is incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

       (a)   EXHIBITS

                10.20     --   Agreement of Purchase and Sale of  Stratford,
                               CT property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998.

                10.21     --   Lease  Agreement  of  Stratford,  CT property
                               between Dictaphone Corporation and Stratford, CT
                               Business Trust, dated May 14, 1998.

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

       (b)   REPORTS ON FORM 8-K
             -------------------

                    There  were no  Reports  on Form 8-K  filed  by the  Company during the three months ended June 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  August 14, 1998                         Dictaphone Corporation
                                          --------------------------------------
                                                     (Registrant)



                                      By:           /s/  John H. Duerden
                                          --------------------------------------
                                          Name:         John H. Duerden
                                          Title:  Chairman, Chief Executive
                                                    Officer and President
                                                 (Principal Executive Officer)




                                      By:           /s/  Joseph D. Skrzypczak
                                          --------------------------------------
                                          Name:         Joseph D. Skrzypczak
                                          Title:    Senior Vice President,
                                                  Chief Financial Officer and
                                                  Director (Principal Financial
                                                     and Accounting Officer)

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBITS                                      DESCRIPTION          NUMBERED PAGE
--------                                      -----------          -------------

   10.20  --   Agreement   of  Purchase   and  Sale  of
               Stratford,  CT  property  between  Dictaphone
               Corporation and Stratford CT Business Trust, dated May 14, 1998.

   10.21  --   Lease Agreement of Stratford,  CT property
               between Dictaphone  Corporation and Stratford,
               CT Business Trust, dated May 14, 1998.

      27  --   Financial Data Schedule.