Form 10-Q
period 1998-09-30
DICTAPHONE CORP /DE
filed 1998-11-13
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

   (MARK ONE)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    or

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to            .


                        Commission File Number: 33-93464

                             DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                   06-0992637
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                             3191 Broadbridge Avenue
                               Stratford, CT 06614
                                 (203) 381-7000
          (Address of principal executive offices, including zip code, and telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [X]   NO [_]

Number of shares of Common Stock, par value $.01 per share, outstanding as of November 11, 1998: 12,939,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION
                             ----------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Condensed Consolidated Financial Statements

               Unaudited Condensed  Consolidated  Statements
               of  Operations  for the  Three  Months  Ended
               September 30, 1998 and September 30, 1997                     2

               Unaudited Condensed  Consolidated  Statements
               of  Operations  for  the  Nine  Months  Ended
               September 30, 1998 and September 30, 1997                     3

               Condensed  Consolidated  Balance Sheets as of
               September 30, 1998  (Unaudited)  and December
               31, 1997                                                      4

               Unaudited Condensed  Consolidated  Statements
               of  Cash  Flow  for  the  Nine  Months  Ended
               September 30, 1998 and September 30, 1997                     5

               Notes  to  Unaudited  Consolidated  Financial
               Statements                                                    6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               19

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk        26

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                 27

ITEM 6.   Exhibits and Reports on Form 8-K                                  27

                  PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)

                                                 THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                     1997            1998
                                                   --------        --------
Revenues:
     Product sales and rentals                     $ 52,416        $ 52,200
     Contract manufacturing sales                    10,739          11,575
     Support services                                24,561          22,101
                                                   --------        --------

         Total revenue                               87,716          85,876
                                                   --------        --------

Costs and expenses:

     Cost of sales, rentals and support services     46,129          45,131

     Selling and administrative                      26,953          26,776

     Amortization of intangibles                      8,772           4,679

     Research and development                         3,813           4,898
                                                   --------        --------

Operating profit                                      2,049           4,392

Interest expense                                     10,497           9,913

Other expense - net                                     357             450
                                                   --------        --------

Loss before income taxes                             (8,805)         (5,971)

Income tax benefit                                    2,782             587
                                                   --------        --------

     Net loss                                        (6,023)         (5,384)

     Stock dividends on PIK Preferred Stock             681             782
                                                   --------        --------

     Net loss applicable to Common Stock           $ (6,704)       $ (6,166)
                                                   ========        ========



     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)

                                                 NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997             1998
                                                  ---------        ---------
Revenues:
     Product sales and rentals                    $ 148,375        $ 153,419
     Contract manufacturing sales                    30,364           35,067
     Support services                                70,085           66,200
                                                  ---------        ---------

         Total revenue                              248,824          254,686
                                                  ---------        ---------

Costs and expenses:

     Cost of sales, rentals and support services    144,574          137,100

     Selling and administrative                      84,719           82,105

     Amortization of intangibles                     27,320           20,393

     Research and development                        11,146           12,854
                                                  ---------        ---------

Operating (loss) profit                             (18,935)           2,234

Interest expense                                     31,174           29,632

Other expense (income) - net                            593             (205)
                                                  ---------        ---------

Loss before income taxes                            (50,702)         (27,193)

Income tax benefit                                   17,765              253
                                                  ---------        ---------

     Net loss                                       (32,937)         (26,940)

     Stock dividends on PIK Preferred Stock           1,994            2,266
                                                  ---------        ---------

     Net loss applicable to Common Stock          $ (34,931)       $ (29,206)
                                                  =========        =========


     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                                             1997             1998
                                                                                          ---------         ---------
                                                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash                                                                                  $  10,277         $   4,230
    Accounts receivable, less allowances of $810 and $2,639, respectively                    71,939            82,981
    Inventories                                                                              48,779            54,373
    Other current assets                                                                     11,675            11,056
                                                                                          ---------         ---------
         Total current assets                                                               142,670           152,640
Property, plant and equipment, net                                                           35,331            31,077
Deferred financing costs, net of accumulated amortization of $12,517
 and $13,804, respectively                                                                   10,900             9,864
Intangibles, net of accumulated amortization of $99,439 and $119,832, respectively          229,322           204,623
Other assets                                                                                 51,837            55,253
                                                                                          ---------         ---------
         Total assets                                                                     $ 470,060         $ 453,457
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $  10,940         $   9,539
    Interest payable                                                                         10,144             4,122
    Accrued liabilities                                                                      32,373            26,492
    Advance billings                                                                         37,184            42,085
    Current portion of long-term debt                                                           795               794
                                                                                          ---------         ---------
         Total current liabilities                                                           91,436            83,032

Long-term debt                                                                              342,816           357,901
Other liabilities                                                                            10,547            14,521
                                                                                          ---------         ---------
         Total liabilities                                                                  444,799           455,454
                                                                                          ---------         ---------

Contingencies (Note 5)

Stockholders' equity:
    Preferred stock ($.01 par value; 10,000,000 shares authorized; 1,500,000 shares of 14% PIK perpetual preferred stock
      issued and outstanding, liquidation value at September 30, 1998, $23,107)              20,841            23,107
    Common stock ($.01 par value; 20,000,000 shares authorized;
      12,952,000 and 12,939,000 shares outstanding at December 31, 1997
      and September 30, 1998, respectively)                                                     130               130
    Notes receivable from stockholders                                                         (831)             (766)
    Additional paid-in capital                                                              129,870           129,870
    Treasury stock, at cost                                                                    (480)             (610)
    Accumulated deficit                                                                    (122,597)         (151,774)
    Accumulated translation adjustment                                                       (1,672)           (1,954)
                                                                                          ---------         ---------
         Total stockholders' equity (deficit)                                                25,261            (1,997)
                                                                                          ---------         ---------
         Total liabilities and stockholders' equity                                       $ 470,060         $ 453,457
                                                                                          =========         =========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)

                                                                    NINE MONTHS      NINE MONTHS
                                                                       ENDED            ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1997             1998
                                                                     --------         --------
Operating activities:
   Net loss                                                          $(32,937)        $(26,940)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization (including $1,389
      and $17, respectively, of nonrecurring charges)                  42,903           31,308
      Provision for deferred income taxes                             (17,804)            (393)
      Non-cash provision for inventory obsolescence (Note 2)           10,491               --
      Changes in assets and liabilities:
          Accounts receivable                                         (15,569)         (11,354)
          Inventories                                                     (13)          (5,759)
          Other current assets                                         (1,841)             874
          Accounts payable and accrued liabilities                     (6,064)         (13,240)
          Advance billings                                               (443)           5,024
          Other assets and other                                       (2,849)          (7,867)
                                                                     --------         --------
             Net cash used in operating activities                    (24,126)         (28,347)
                                                                     --------         --------

Investing activities:
   Net investment in fixed assets                                      (3,935)          (5,314)
   Sale of building                                                        --           14,000
                                                                     --------         --------
          Net cash (used in) provided by investing activities          (3,935)           8,686
                                                                     --------         --------

Financing activities:
   Repayment under term loan facility                                  (8,250)          (1,800)
   Borrowings under revolving credit facility                          71,300           54,000
   Repayment under revolving credit facility                          (36,800)         (37,000)
   Other                                                               (1,276)          (1,536)
                                                                     --------         --------
      Net cash provided by financing activities                        24,974           13,664
                                                                     --------         --------

Effect of exchange rate changes on cash                                  (123)             (50)
                                                                     --------         --------

Decrease in cash                                                       (3,210)          (6,047)

Cash, beginning of period                                               7,927           10,277
                                                                     --------         --------
Cash, end of period                                                  $  4,717         $  4,230
                                                                     ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                        $ 34,476         $ 34,369
                                                                     ========         ========
Income taxes paid                                                    $    357         $    335
                                                                     ========         ========



     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in thousands, or as otherwise indicated)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three and nine month periods ended September 30, 1998 and September 30, 1997, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to current year presentation.

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

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not currently expected to have a material impact on the consolidated financial statements.

             In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company will adopt SOP 98-1 effective January 1, 1999. The Company is in the process of evaluating the effect the adoption of SOP 98-1 will have on its consolidated financial statements.

2.     INVENTORIES

             Inventories consist of the following:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1997           1998
                                                     ----------     ----------
             Raw materials and work in process       $   18,481     $   18,642
             Supplies and service parts                  14,087         14,729
             Finished products                           16,211         21,002
                                                     ----------     ----------
             Total inventories                       $   48,779     $   54,373
                                                     ==========     ==========

             With the commencement of production of Enterprise Express(TM) in June 1997, the Company provided for the excess service parts and field stock inventory associated with the products that Enterprise Express(TM) was replacing, recording a non-cash charge of $10.5 million.

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $99,439 and $119,832 at December 31, 1997 and September 30, 1998, respectively. Amortization expense for the three and nine months ended September 30, 1997 and 1998 was $8,772, $27,320, $4,679 and $20,393, respectively.

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1997             1998
                                                 ----------       ----------
             Goodwill                            $  135,004       $  128,356
             Tradenames                              73,211           71,751
             Service contracts                        8,920            3,559
             Non-compete agreement                   11,696              604
             Patents                                    491              353
                                                 ----------       ----------
                                                 $  229,322       $  204,623
                                                 ==========       ==========

4.     INCOME TAXES

             The income tax benefit for the three and nine months ended September 30, 1998 is $587 and $253, respectively.

             The Company has recorded a gross deferred tax asset of $84.2 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of September 30, 1998 is $106.1 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $39.3 million will expire in the year 2012, and $19.9 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During the first nine months of 1998, the Company increased its valuation allowance by $9.7 million, resulting in a net deferred tax asset of $50.4 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $50.4 million recorded at September 30, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

5.     CONTINGENCIES

              On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes") filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the final stage of discovery. A trial date is likely to be set in 1999. Pitney Bowes and the Company have not yet received Sudbury's revised damages report nor has Sudbury's damages expert given deposition testimony. Accordingly, at this time, the Company cannot make a reasonable estimate of the amount of damages that will be sought by Sudbury.

              Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

              The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are at a preliminary stage, for which it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11,000 for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, as amended August 11, 1995 (the "Acquisition Agreement"), subject to certain limitations.

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

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)

             The following are the supplemental consolidating statements of operations for the three and nine month periods ended September 30, 1997 and 1998, the supplemental consolidating balance sheet information as of December 31, 1997 and September 30, 1998, and cash flow information for the nine month periods ended September 30, 1997 and 1998.


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                           DICTAPHONE       DICTAPHONE      CONSOLIDATING
                                                          CORPORATION        NON-U.S.        ADJUSTMENTS     CONSOLIDATED
                                                            --------         --------         --------         --------
       Revenue from:
         Product sales and rentals                          $ 47,939         $  7,495         $ (3,018)        $ 52,416
         Contract manufacturing sales                         10,739               --               --           10,739
         Support services                                     22,074            2,487               --           24,561
                                                            --------         --------         --------         --------
             Total revenues                                   80,752            9,982           (3,018)          87,716
                                                            --------         --------         --------         --------

       Costs and expenses:
         Cost of sales, rentals and support services          44,152            5,188           (3,211)          46,129
         Selling and administrative                           31,520            4,205               --           35,725
         Research and development                              3,813               --               --            3,813
         Interest expense - net and other                      9,931              923               --           10,854
                                                            --------         --------         --------         --------
             Total costs and expenses                         89,416           10,316           (3,211)          96,521
                                                            --------         --------         --------         --------

       Equity earnings (loss)                                    887               --             (887)              --
                                                            --------         --------         --------         --------

       Loss before income taxes                               (7,777)            (334)            (694)          (8,805)

       Income tax benefit (expense)                            3,005             (146)             (77)           2,782
                                                            --------         --------         --------         --------

       Net loss                                             $ (4,772)        $   (480)        $   (771)        $ (6,023)
                                                            ========         ========         ========         ========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                          DICTAPHONE        DICTAPHONE     CONSOLIDATING
                                                          CORPORATION        NON-U.S.       ADJUSTMENTS      CONSOLIDATED
                                                            --------         --------         --------         --------
       Revenue from:
         Product sales and rentals                          $ 50,780         $  3,593         $ (2,173)        $ 52,200
         Contract manufacturing sales                         11,575               --               --           11,575
         Support services                                     20,222            1,879               --           22,101
                                                            --------         --------         --------         --------
             Total revenues                                   82,577            5,472           (2,173)          85,876
                                                            --------         --------         --------         --------

       Costs and expenses:
         Cost of sales, rentals and support services          43,800            3,445           (2,114)          45,131
         Selling and administrative                           28,815            2,640               --           31,455
         Research and development                              4,898               --               --            4,898
         Interest expense - net and other                      9,337            1,026               --           10,363
                                                            --------         --------         --------         --------
             Total costs and expenses                         86,850            7,111           (2,114)          91,847
                                                            --------         --------         --------         --------

       Equity (loss) earnings                                   (702)              --              702               --
                                                            --------         --------         --------         --------

       (Loss) income before income taxes                      (4,975)          (1,639)             643           (5,971)

       Income tax (expense) benefit                              (23)             586               24              587
                                                            --------         --------         --------         --------

       Net (loss) income                                    $ (4,998)        $ (1,053)        $    667         $ (5,384)
                                                            ========         ========         ========         ========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                           DICTAPHONE        DICTAPHONE       CONSOLIDATING
                                                           CORPORATION         NON-U.S.        ADJUSTMENTS      CONSOLIDATED
                                                            ---------         ---------         ---------         ---------
       Revenue from:
         Product sales and rentals                          $ 132,311         $  24,706         $  (8,642)        $ 148,375
         Contract manufacturing sales                          30,364                --                --            30,364
         Support services                                      62,059             8,026                --            70,085
                                                            ---------         ---------         ---------         ---------
             Total revenues                                   224,734            32,732            (8,642)          248,824
                                                            ---------         ---------         ---------         ---------

       Costs and expenses:
         Cost of sales, rentals and support services          133,153            20,385            (8,964)          144,574
         Selling and administrative                           100,270            11,769                --           112,039
         Research and development                              11,146                --                --            11,146
         Interest expense - net and other                      29,430             2,337                --            31,767
                                                            ---------         ---------         ---------         ---------
             Total costs and expenses                         273,999            34,491            (8,964)          299,526
                                                            ---------         ---------         ---------         ---------

       Equity (loss) earnings                                 (12,430)               --            12,430                --
                                                            ---------         ---------         ---------         ---------

       (Loss) income before income taxes                      (61,695)           (1,759)           12,752           (50,702)

       Income tax benefit (expense)                            17,676               219              (130)           17,765
                                                            ---------         ---------         ---------         ---------

       Net (loss) income                                    $ (44,019)        $  (1,540)        $  12,622         $ (32,937)
                                                            =========         =========         =========         =========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                           DICTAPHONE        DICTAPHONE       CONSOLIDATING
                                                           CORPORATION        NON-U.S.         ADJUSTMENTS       CONSOLIDATED
                                                            ---------         ---------         ---------         ---------
       Revenue from:
         Product sales and rentals                          $ 147,103         $  13,514         $  (7,198)        $ 153,419
         Contract manufacturing sales                          35,067                --                --            35,067
         Support services                                      60,488             5,712                --            66,200
                                                            ---------         ---------         ---------         ---------
             Total revenues                                   242,658            19,226            (7,198)          254,686
                                                            ---------         ---------         ---------         ---------

       Costs and expenses:
         Cost of sales, rentals and support services          132,359            12,260            (7,519)          137,100
         Selling and administrative                            93,420             9,078                --           102,498
         Research and development                              12,854                --                --            12,854
         Interest expense - net and other                      26,978             2,449                --            29,427
                                                            ---------         ---------         ---------         ---------
             Total costs and expenses                         265,611            23,787            (7,519)          281,879
                                                            ---------         ---------         ---------         ---------

       Equity (loss) earnings                                  (1,800)               --             1,800                --
                                                            ---------         ---------         ---------         ---------

       (Loss) income before income taxes                      (24,753)           (4,561)            2,121           (27,193)

       Income tax (expense) benefit                            (1,383)            1,754              (118)              253
                                                            ---------         ---------         ---------         ---------

       Net (loss) income                                    $ (26,136)        $  (2,807)        $   2,003         $ (26,940)
                                                            =========         =========         =========         =========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1997

                                                       DICTAPHONE       DICTAPHONE     CONSOLIDATING
                                                       CORPORATION       NON-U.S.       ADJUSTMENTS     CONSOLIDATED
                                                         --------        --------        --------         --------
       ASSETS
       Current assets:
         Cash                                            $  8,276        $  2,001        $     --         $ 10,277
         Accounts receivable                               64,884           8,699          (1,644)          71,939
         Inventories                                       45,962           3,645            (828)          48,779
         Other current assets                               7,869           3,806              --           11,675
                                                         --------        --------        --------         --------
           Total current assets                           126,991          18,151          (2,472)         142,670

       Investments in subsidiaries                         34,170              --         (34,170)              --
       Property, plant and equipment, net                  32,041           3,290              --           35,331
       Intangibles, net                                   214,070          15,252              --          229,322
       Deferred financing costs                            10,900              --              --           10,900
       Other assets                                        49,131           2,383             323           51,837
                                                         --------        --------        --------         --------
       Total assets                                      $467,303        $ 39,076        $(36,319)        $470,060
                                                         ========        ========        ========         ========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                        $ 48,649        $  6,602        $ (1,794)        $ 53,457
         Advance billings                                  34,252           2,932              --           37,184
         Current portion of long-term debt                    628             167              --              795
                                                         --------        --------        --------         --------
           Total current liabilities                       83,529           9,701          (1,794)          91,436
       Long-term debt                                     342,372          17,935         (17,491)         342,816
       Other liabilities                                   10,477              70              --           10,547
       Stockholders' equity                                30,925          11,370         (17,034)          25,261
                                                         --------        --------        --------         --------
       Total liabilities and stockholders' equity        $467,303        $ 39,076        $(36,319)        $470,060
                                                         ========        ========        ========         ========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                               SEPTEMBER 30, 1998

                                                        DICTAPHONE        DICTAPHONE     CONSOLIDATING
                                                        CORPORATION        NON-U.S.       ADJUSTMENTS       CONSOLIDATED
                                                         ---------        ---------        ---------         ---------
       ASSETS
       Current assets:
         Cash                                            $   3,363        $     867        $      --         $   4,230
         Accounts receivable                                80,706            5,749           (3,474)           82,981
         Inventories                                        51,342            3,538             (507)           54,373
         Other current assets                                6,984            3,867              205            11,056
                                                         ---------        ---------        ---------         ---------
           Total current assets                            142,395           14,021           (3,776)          152,640

       Investments in subsidiaries                          30,763               --          (30,763)               --
       Property, plant and equipment, net                   27,762            3,315               --            31,077
       Intangibles, net                                    190,868           13,755               --           204,623
       Deferred financing costs, net                         9,864               --               --             9,864
       Other assets                                         51,459            3,794               --            55,253
                                                         ---------        ---------        ---------         ---------
       Total assets                                      $ 453,111        $  34,885        $ (34,539)        $ 453,457
                                                         =========        =========        =========         =========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                        $  37,029        $   6,929        $  (3,805)        $  40,153
       Advance billings                                     39,442            2,643               --            42,085
       Current portion of long-term debt                       628              166               --               794
                                                         ---------        ---------        ---------         ---------
           Total current liabilities                        77,099            9,738           (3,805)           83,032
       Long-term debt                                      357,572           17,820          (17,491)          357,901
       Deferred gain                                         1,771               --               --             1,771
       Other liabilities                                    11,945              805               --            12,750
       Stockholders' equity                                  4,724            6,522          (13,243)           (1,997)
                                                         ---------        ---------        ---------         ---------
       Total liabilities and stockholders' equity        $ 453,111        $  34,885        $ (34,539)        $ 453,457
                                                         =========        =========        =========         =========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                         DICTAPHONE       DICTAPHONE     CONSOLIDATING
                                                         CORPORATION       NON-U.S.       ADJUSTMENTS      CONSOLIDATED
                                                          --------         --------         --------         --------
       Operating activities:
         Net loss                                         $(31,727)        $ (1,540)        $    330         $(32,937)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                    40,335            2,568               --           42,903
           Provision for deferred income taxes             (17,821)            (113)             130          (17,804)
           Non-cash provision for inventory
            obsolescence                                     9,535              956               --           10,491
           Change in assets and liabilities:
             Accounts receivable                           (10,735)          (1,219)          (3,615)         (15,569)
             Inventories                                    (4,232)           4,541             (322)             (13)
             Other current assets                           (1,046)            (795)              --           (1,841)
             Accounts payable and accrued
              liabilities                                   (6,101)          (3,723)           3,760           (6,064)
             Advance billings                                   69             (512)              --             (443)
             Other assets and other                         (3,040)             594             (403)          (2,849)
                                                          --------         --------         --------         --------
       Cash (used in) provided by operating
        activities                                         (24,763)             757             (120)         (24,126)
                                                          --------         --------         --------         --------

       Investing activities:
         Net investment in fixed assets                     (3,649)            (286)              --           (3,935)
                                                          --------         --------         --------         --------
       Cash used in investing activities                    (3,649)            (286)              --           (3,935)
                                                          --------         --------         --------         --------

       Financing activities:
         Repayment under term loan facility                 (8,250)              --               --           (8,250)
         Borrowing from revolving credit facility           71,300               --               --           71,300
         Repayment under revolving credit facility         (36,800)              --               --          (36,800)
         Other                                                (889)            (507)             120           (1,276)
                                                          --------         --------         --------         --------
       Cash provided by (used in) financing
        activities                                          25,361             (507)             120           24,974
                                                          --------         --------         --------         --------

       Effect of exchange rate changes on cash                  --             (123)              --             (123)
                                                          --------         --------         --------         --------

       Decrease in cash                                     (3,051)            (159)              --           (3,210)

       Cash, beginning of period                             6,569            1,358               --            7,927
                                                          --------         --------         --------         --------

       Cash, end of period                                $  3,518         $  1,199         $     --         $  4,717
                                                          ========         ========         ========         ========

6. SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS AND SEGMENT INFORMATION (CONTINUED)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                        DICTAPHONE        DICTAPHONE      CONSOLIDATING
                                                        CORPORATION        NON-U.S.        ADJUSTMENTS     CONSOLIDATED
                                                          --------         --------         --------         --------
       Operating activities:
         Net loss                                         $(26,136)        $ (2,807)        $  2,003         $(26,940)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                    29,253            2,055               --           31,308
           Provision for deferred income taxes               1,150           (1,543)              --             (393)
           Change in assets and liabilities:
              Accounts receivable                          (15,822)           2,638            1,830          (11,354)
              Inventories                                   (5,380)             (58)            (321)          (5,759)
              Other current assets                             885             (129)             118              874
              Accounts payable and accrued
               liabilities                                 (11,909)             680           (2,011)         (13,240)
              Advance billings                               5,190             (166)              --            5,024
              Other assets and other                        (4,976)             516           (3,407)          (7,867)
                                                          --------         --------         --------         --------
       Cash (used in) provided by operating
        activities                                         (27,745)           1,186           (1,788)         (28,347)
                                                          --------         --------         --------         --------

       Investing activities:
         Net investment in fixed assets                     (4,895)            (419)              --           (5,314)
         Sale of building                                   14,000               --               --           14,000
                                                          --------         --------         --------         --------
         Cash provided by (used in) investing
          activities                                         9,105             (419)              --            8,686
                                                          --------         --------         --------         --------

       Financing activities:
         Repayment under term loan facility                 (1,800)              --               --           (1,800)
         Borrowing from revolving credit facility           54,000               --               --           54,000
         Repayment under revolving credit facility         (37,000)              --               --          (37,000)
         Other                                              (1,473)          (1,851)           1,788           (1,536)
                                                          --------         --------         --------         --------
       Cash provided by (used in) financing
        activities                                          13,727           (1,851)           1,788           13,664
                                                          --------         --------         --------         --------

       Effect of exchange rate changes on cash                  --              (50)              --              (50)
                                                          --------         --------         --------         --------

       Decrease in cash                                     (4,913)          (1,134)              --           (6,047)

       Cash, beginning of period                             8,276            2,001               --           10,277
                                                          --------         --------         --------         --------

       Cash, end of period                                $  3,363         $    867         $     --         $  4,230
                                                          ========         ========         ========         ========

7.     COMPREHENSIVE INCOME

             The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

             Total comprehensive income for the three and nine months ending September 30, 1997 and 1998 consists of the following:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                           -------------------------         -------------------------
                                             1997             1998             1997             1998
                                           --------         --------         --------         --------
       Net loss                            $ (6,023)        $ (5,384)        $(32,937)        $(26,940)

       Foreign currency translation
        adjustments                            (405)              76           (1,154)            (282)
                                           --------         --------         --------         --------

       Total comprehensive income          $ (6,428)        $ (5,308)        $(34,091)        $(27,222)
                                           ========         ========         ========         ========

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
                                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------

       OVERVIEW

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
                                                         1997       1998       1997        1998
                                                       -------    -------    --------    --------
                                                                     (IN MILLIONS)
                                                                      (UNAUDITED)
       Total revenue                                   $  87.7    $  85.9    $  248.8    $  254.7

       Cost of sales, rentals and support services        46.1       45.1       144.6       137.1
       Selling and administrative (1)                     35.8       31.5       112.0       102.5
       Research and development                            3.8        4.9        11.1        12.9
                                                       -------    -------    --------    --------
           Operating profit (loss)                         2.0        4.4       (18.9)        2.2
                                                       -------    -------    --------    --------

       Net interest expense and other                     10.8       10.4        31.8        29.4
       Income tax benefit                                  2.8        0.6        17.8         0.3
                                                       -------    -------    --------    --------

       Net loss                                        $  (6.0)   $  (5.4)   $  (32.9)   $  (26.9)
                                                       =======    =======    ========    ========

       EBITDA (2)                                      $  14.4    $  10.9    $   31.9    $   33.0
                                                       =======    =======    ========    ========

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

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        -----------------   -------------------
                                                          1997      1998      1997       1998
                                                        -------   -------   --------   --------
                                                                    (IN MILLIONS)
                                                                     (UNAUDITED)
       Revenue from:
           Sales:
                Integrated Voice Systems                $  10.4   $   9.1   $   33.0   $   33.1
                Integrated Health Systems                   9.4      12.3       26.1       32.4
                Communication Recording Systems            17.9      19.4       43.5       48.8
                Customer Service Parts                      4.7       4.2       13.7       13.3
                International and Dealer Operations         9.6       6.8       30.7       24.8
           Rentals                                          0.4       0.4        1.4        1.0
                                                        -------   -------   --------   --------
                    Product sales and rentals              52.4      52.2      148.4      153.4
           Contract Manufacturing                          10.7      11.6       30.3       35.1
           Support service:
                Customer Service                           21.3      19.3       60.3       58.5
                Application & Training Specialists          0.8       0.9        1.8        2.0
                International and Dealer Operations         2.5       1.9        8.0        5.7
                                                        -------   -------   --------   --------
                    Total support service                  24.6      22.1       70.1       66.2

       Total revenue                                    $  87.7   $  85.9   $  248.8   $  254.7
                                                        =======   =======   ========   ========


RESULTS OF OPERATIONS - THIRD QUARTER 1998 VS. THIRD QUARTER 1997

       Total revenue decreased 2.1% to $85.9 million in the third quarter of 1998 from $87.7 million for the third quarter of 1997. This decline in revenue is attributable to lower product sales revenue from Integrated Voice Systems ("I.V.S.") and lower sales and support service revenue from International and Dealer Operations and Customer Service, partially offset by increased sales revenue from Integrated Health Systems ("I.H.S."), Communications Recording Systems ("C.R.S.") and Contract Manufacturing.

       I.V.S. revenue declined 11.8% to $9.1 million from $10.4 million due to lower sales of the Company's desktop, Synergy(TM) and Straight Talk(TM) products. I.V.S. orders in the third quarter of 1998 declined 10.0% to $9.9 million from $11.0 million in the third quarter of 1997. I.H.S. revenue increased 31.2% to $12.3 million from $9.4 million due to increased Enterprise Express(TM) sales. I.H.S. orders in the third quarter of 1998 increased 62.5% to $18.1 million from $11.1 million in the third quarter of 1997. C.R.S. revenue increased 8.5% to $19.4 million from $17.9 million due to the sale of Prolog(TM)/Guardian(TM) software upgrades. C.R.S. orders in the third quarter of 1998 declined 1.5% to $16.5 million from $16.8 million in the third quarter of 1997. Customer Service revenue (including sale of parts) declined 9.6% to $23.5 million from $26.0 million due to lower proprietary product service contract revenue associated with the significant, one-time billing in the third quarter of 1997 of a backlog of proprietary product service contract renewals, and reduced third party maintenance revenue partially offset by increased warranty revenue. Sales and service revenue from International and Dealer Operations declined 28.8% to $8.7 million from $12.1 million due to lower sales of system, desktop/portable and C.R.S. products and lower service revenue as well as $0.2 million of unfavorable currency exchange. Orders from International and Dealer Operations declined 35.4% to $6.9 million in the third quarter of 1998 from $10.7 million in the third quarter of 1997. Contract Manufacturing revenue increased 7.8% to $11.6 million in the third quarter of 1998 from $10.7 million in the third quarter of 1997 due to additional printed circuit assembly revenue from existing customers as well as additional revenue from new Contract Manufacturing customers.

       Cost of sales, rentals and support services declined 2.2% to $45.1 million (52.6% of revenue) during the third quarter of 1998 from $46.1 million (52.6% of revenue) in the third quarter of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services would have increased by 0.4 percentage points to 52.5%. This increase is attributable to higher Customer Service field, technical and support services costs.

       Selling and administrative expenses (including amortization of intangibles) declined 12.0% to $31.5 million (36.6% of revenue) during the third quarter of 1998 from $35.8 million (40.7% of revenue) in the third quarter of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $4.7 million and $8.7 million for the third quarter of 1998 and 1997, respectively, selling and administrative expenses would have declined by $0.2 million from the third quarter of 1997 to the third quarter of 1998. This decline is attributable to lower I.V.S. and I.H.S. selling expenses and lower operating expenses for International and Dealer Operations, partially offset by increased C.R.S. selling expense and increased telecommunications support costs, management compensation and project costs associated with the Company's efforts to upgrade its information systems.

       Research and development expenses of $4.9 million (9.4% of product sales and rental revenue) increased 28.5% from $3.8 million (7.3% of product sales and rental revenue), reflecting increased staffing and compensation.

       The Company recorded an operating profit of $4.4 million during the third quarter of 1998 compared to an operating profit of $2.0 million for the third quarter of 1997. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $4.8 million and $9.2 million for the third quarter of 1998 and 1997, respectively, operating profit would have declined by $2.1 million due to lower revenue and higher operating expenses.

       The Company has recorded a gross deferred tax asset of $84.2 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of September 30, 1998 is $106.1 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $39.3 million will expire in the year 2012, and $19.9 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During the first nine months of 1998, the Company increased its valuation allowance by $9.7 million resulting in a net deferred tax asset of $50.4 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $50.4 million recorded at September 30, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

       Total revenue increased 2.4% to $254.7 million for the first nine months of 1998 from $248.8 million for the first nine months of 1997. This increase in revenue is attributable to increased product sales revenue from I.V.S., I.H.S., and C.R.S., and higher revenue from Contract Manufacturing and Application and Training Specialists ("A.T.S."), offset in part by lower revenue from Customer Service (including sale of parts) and International and Dealer Operations.

       I.V.S. revenue increased 0.5% to $33.1 million from $33.0 million due to higher Enterprise Express(TM) sales. I.V.S. orders in the first nine months of 1998 declined 10.8% to $33.7 million from $37.8 million in the first nine months of 1997. I.V.S. order backlog at September 30, 1998 declined 26.3% to $4.8 million versus order backlog at December 31, 1997. I.H.S. revenue increased 24.4% to $32.4 million from $26.1 million due to increased Enterprise Express(TM) sales. I.H.S. orders for the first nine months of 1998 increased 36.8% to $38.1 million from $27.9 million in the first nine months of 1997. I.H.S. order backlog at September 30, 1998 increased 45.2% to $17.2 million versus order backlog at December 31, 1997. C.R.S. revenue increased 12.2% to $48.8 million from $43.5 million due to increased Prolog(TM)/Guardian(TM) and Insight(TM) installations as well as Prolog(TM)/Guardian(TM) software upgrades. C.R.S. orders for the first nine months of 1998 increased 0.8% to $45.1 million from $44.7 million in the first nine months of 1997. C.R.S. order backlog at September 30, 1998 declined 47.7% to $3.9 million versus order backlog at December 31, 1997. Customer Service revenue (including sale of parts) declined 2.9% to $71.8 million from $74.0 million due to reductions in proprietary product and third party maintenance revenue. A.T.S. revenue increased 14.7% to $2.0 million from $1.8 million due to increased customer training in support of I.V.S., I.H.S. and C.R.S. products. Sales and service revenue from International and Dealer Operations declined 21.4% to $30.5 million from $38.7 million due to lower sales of systems, C.R.S. and desktop/portable products and lower service revenue as well as $0.5 million of unfavorable currency exchange. Orders from International and Dealer Operations for the first nine months of 1998 declined 26.9% to $22.7 million from $31.1 million in the first nine months of 1997. International and Dealer Operations order backlog at September 30, 1998 declined 38.0% to $1.3 million versus order backlog at December 31, 1997. Contract Manufacturing revenue increased 15.5% to $35.1 million from $30.3 million due to both growth from existing Contract Manufacturing customers and the addition of new Contract Manufacturing accounts.

       Cost of sales, rentals and support services declined 5.2% to $137.1 million (53.8% of revenue) during the first nine months of 1998 from $144.6 million (58.1% of revenue) for the first nine months of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services would have declined by 3.5 percentage points to 53.7%. This decline is attributable to a $10.5 million charge in the second quarter of 1997 for inventory obsolescence, offset in part by higher Customer Service field, technical and support costs and a higher content of low margin Contract Manufacturing revenue.

       Selling and administrative expenses (including amortization of intangibles) declined 8.5% to $102.5 million (40.2% of revenue) during the first nine months of 1998 from $112.0 million (45.0% of revenue) for the first nine months of 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $20.4 million and $27.7 million for the first nine months of 1998 and 1997, respectively, selling and administrative expenses would have declined by $2.3 million from the first nine months of 1997 to the first nine months of 1998. This decline is attributable to a $2.3 million severance provision in the second quarter of 1997, and lower I.V.S. and I.H.S. selling expenses, partially offset by increased C.R.S. selling costs, start-up costs associated with the Company's Milford assembly facility, and project costs associated with the Company's efforts to upgrade its information systems.

       Research and development expenses of $12.9 million (8.9% of product sales and rental revenue) increased 15.3% from $11.1 million (7.5% of product sales and rental revenue), reflecting increased staffing and compensation.

       The Company recorded an operating profit of $2.2 million during the first nine months of 1998 compared to an operating loss of $18.9 million for the first nine months of 1997. Excluding the impact of purchase accounting adjustments associated with the Acquisition of $20.7 million and $29.9 million for the first nine months of 1998 and 1997, respectively, operating profit would have increased by $12.0 million due to 1997 charges for inventory obsolescence and severance, and higher revenue.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At September 30, 1998, the Company had outstanding Term Loans of $132.2 million, a $26.0 million loan outstanding under the $40.0 million Revolving Credit Facility and $200.0 million of Notes. Availability under the Revolving Credit Facility at September 30, 1998 was $14.0 million. Scheduled annual principal payments on the Term Loans are $0.6 million in 1998, 1999 and 2000. There are no scheduled reductions in the Revolving Credit Facility over the next three years.

       In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, Connecticut land and headquarters facility. Cash proceeds from the sale totalled $14.0 million. The net proceeds were used by the Company to reduce amounts outstanding under the Term Loans and the Revolving Credit Facility. A gain of $1.8 million was recorded on the sale, which is being amortized over the lease term of twenty years.

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

       The Company had $200.0 million of Notes outstanding as of September 30, 1998. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At September 30, 1998, the fair value of the Notes was favorable $18.0 million based on dealer quotes.

       Capital expenditures for the first nine months of 1998 totaled $8.9 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997 and 1998 and plans to introduce additional new products in 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Primarily as a result of the timing of new product delivery and lower international performance, the Company, at this time is uncertain as to whether, in the near term, it will be able to meet certain existing financial covenants contained in the Credit Agreement. Although the Company is in compliance with all aspects of the Credit Agreement, it anticipates that it may need to obtain waivers or amendments in respect of the Credit Agreement. There can be no assurance, however, that such waivers or amendments, if necessary, can be obtained. The Company is actively exploring strategic alternatives regarding its manufacturing facility in Melbourne, Florida, including a potential divestiture of such facility, for the purpose of re-allocating capital resources, improving liquidity, and achieving greater focus on its core business. Subject to the foregoing, the Company believes that cash flows from operating activities, the successful introduction of its new products, and provisions under the Credit Agreement for the sale or financing of certain assets, as well as its ability to borrow under the Revolving Credit Facility, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

YEAR 2000 READINESS

General
-------

       Most businesses are facing a challenge at the turn of the century due to a common computer-related practice employed since the 1960's of representing a year with just two digits rather than four digits. The problem is not restricted to system hardware components but will be manifested within many operating systems, firmware, application software and equipment used throughout an organization. Dictaphone has been and continues to be actively engaged in resolving its Year 2000 issues. The Company has established a Year 2000 Project Office charged with evaluating the Company's Year 2000 issues and identifying and developing appropriate remedies and action plans with respect to the Company's internal systems and the Company's products to ensure a smooth transition into the new millennium.

       The Year 2000 Project Office has adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II - assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III - remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV - testing of systems, product and equipment following remediation; and Phase V - contingency planning.

       The Company's Year 2000 efforts have been concentrated into two major areas: 1) internal use systems, equipment and third party products used in the Company's operations and 2) products sold by the Company to its customers.

State of Readiness
------------------

       The Company is utilizing both internal and external resources to perform Year 2000 testing on its internal systems and equipment. The Company has completed Phase I of the program and has made substantial progress on Phases II, III and IV for all of its critical systems and equipment. The Company anticipates completion of the work required on the remaining systems and equipment by mid 1999. In connection with the Company's efforts to make its internal systems Year 2000 compliant, the Company has accelerated the implementation of a new enterprise-wide computer system in certain areas. The implementation timetable for the components of the new system is currently on schedule and will be completed by mid 1999.

       With respect to third party suppliers, in early 1998 the Company began the process of identifying and prioritizing critical suppliers and vendors and initiated communication concerning their plans to address the Year 2000 issue. This process is continuing and the Company believes efforts in this area will continue throughout 1999 as more information becomes available from these third parties.

       With respect to products sold to the Company's customers, the Company has completed Phase I of the program and is actively engaged in Phases II, III and
IV. The Company has identified certain products which require remediation and is actively involved in the development and communication of such remediations to the Company's customers. Based on current estimates, the Company anticipates completion of these phases by mid 1999.

       Many of the Company's products rely on third party hardware, software and firmware. The Company has been diligently working with all such third parties to ascertain their readiness and the affect, if any, of their products' compliance status on the efficient and effective operation and use of the Company's products. Generally, all software, hardware and firmware are supplied to the Company by leading software companies that have Year 2000 programs of their own. A majority of these vendors have provided information to the Company as to their products' Year 2000 compliance status. However, there can be no guarantee that the software, hardware or firmware certified by third parties, on which the Company's products may rely, will operate effectively and efficiently during and after the millennium. The Company has, however, conducted its own Year 2000 testing on integrated products and believes that the risk of material operating failures associated with the components provided by these third parties is consistent with their product representations concerning Year 2000 compliance.

Costs
-----

       The Company estimates that the aggregate costs of its Year 2000 program will be approximately $12.0 million, including $8.0 million of costs already incurred. Of the total program costs, approximately $9.0 million represents new software and hardware purchases for internal Company systems which have been accelerated in connection with the Year 2000 issue. A significant portion of the remaining $3.0 million in costs have not been and will not consist of incremental costs, but rather will represent the redeployment of existing Company resources. This redeployment of resources is not expected to have a significant impact on the day-to-day operations of the Company. Based on current estimates and information, the Company does not anticipate that these costs associated with Year 2000 issues will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, these cost estimates, as well as the project timetables previously mentioned are based on management's best estimates, and there can be no guarantee that these estimates will be achieved or that actual results will not materially differ from these estimates.

Risks
-----

     With respect to the Company's internal systems, the most reasonably likely worst case scenario for the Company's failure to identify or remediate a Year 2000 problem could be an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, due to the uncertainty of the Year 2000 readiness of third parties and suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures by these parties will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company's Year 2000 program, however, is expected to significantly reduce the Company's exposure to these types of failures. The Company believes that the implementation of new systems and the timely completion of the Year 2000 program should reduce the risk of internal business interruption and adverse financial impact.

       With respect to products sold to customers, the most reasonably likely worst case scenario for Year 2000 related product failures could include the suspension of use of such product, or continued use of the product with reduced functionality or operating ability. If this were to occur, customers could attempt to assert liability claims against the Company. However, the Company believes that, based on the level of Year 2000 testing performed to date, the product remedies expected to be made available to its customers, the time remaining to implement such remedies, and the legal defenses available to the Company, the likelihood of the occurrence of such worst case scenario is minimized.

Contingency Plans
-----------------

       Contingency plans are being prepared so that critical business functions will continue to operate. These plans will address the Company's internal systems and equipment, products sold by the Company to customers and third party supplier relationships. The contingency plans will include manual alternatives to electronic processes, repair or replacement of products and systems and changes in suppliers. The Company expects that contingency planning will continue into mid 1999, and will further evolve as the Company obtains additional information on the state of its Year 2000 readiness.

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

       (b)   Reports On Form 8-K
             -------------------

                    There  were no  Reports  on Form 8-K  filed  by the  Company during the three months ended September 30, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 12, 1998           Dictaphone Corporation
                                    ---------------------------------
                                    (Registrant)



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


                                    By:     /s/ Joseph D. Skrzypczak
                                    ---------------------------------
                                    Name:   Joseph D. Skrzypczak
                                    Title:  Chief Operating Officer
                                            and Director (Principal
                                            Financial and Accounting Officer)

                                                    EXHIBIT INDEX


                                                           Sequentially
Exhibits                    Description                    Numbered Page
--------                    -----------                    -------------


   27                       Financial Data Schedule