Form 10-K
period 1998-12-31
DICTAPHONE CORP /DE
filed 1999-03-31
CIK 946734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission File Number: 33-93464

                             DICTAPHONE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                   06-0992637
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  3191 Broadbridge Avenue, Stratford, CT               06614
   (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code : (203) 381-7000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1999 was $0.00.

As of March 24, 1999, there were 12,934,000 shares of the registrant's common stock, $.01 par value (the "Common Stock"), outstanding. There is no established trading market for the Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE. None

================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                      REFERENCED
Item Number                                                           FORM 10-K
-----------                                                           ----------

                                     PART I

ITEM 1.  BUSINESS..................................................       1

ITEM 2.  PROPERTIES................................................       7

ITEM 3.  LEGAL PROCEEDINGS.........................................       7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......       8

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.......................................       9

ITEM 6.  SELECTED FINANCIAL DATA...................................       9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................      11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...............................................      18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............      19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.......................      50

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........      50

ITEM 11. EXECUTIVE COMPENSATION....................................      53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT................................................      60

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............      61

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.......................................      63

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                    CERTAIN STATEMENTS CONTAINED HEREIN WHICH EXPRESS "BELIEF," "ANTICIPATION," "EXPECTATION," OR "INTENTION" OR ANY OTHER PROJECTION, INCLUDING STATEMENTS CONCERNING THE LAUNCH OF NEW PRODUCTS, FUTURE COMPANY PERFORMANCE AND CAPITAL EXPENDITURES, INSOFAR AS THEY MAY APPLY PROSPECTIVELY AND ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS IDENTIFIED IN DICTAPHONE'S REGISTRATION STATEMENT ON FORM S-1 AND IN OTHER DOCUMENTS FILED BY DICTAPHONE WITH THE SECURITIES AND EXCHANGE COMMISSION. BECAUSE THE COMPANY WISHES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES AND LITIGATION REFORM ACT OF 1995, READERS ARE CAUTIONED TO CONSIDER, AMONG OTHERS, THE RISK FACTORS DESCRIBED IN ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

       The Company is the successor to a business begun by Alexander Graham Bell in 1876. Today, the Company is a leader (in certain vertical markets) in the development, manufacture, marketing, service and support of Integrated Voice and Data Management ("IVDM"(TM)) systems and software, which include dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. The Company has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations of the Company which provides outside electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the telecommunications, data management, computer and electronics industries.

       The Company's dictation and voice management products ("Integrated Voice Systems", or "I.V.S." and "Integrated Health Systems", or "I.H.S."), sales of which represented 31% of the Company's 1998 total revenue, consist of portable and desktop dictation products, and voice management and voice processing systems used primarily by professionals such as physicians, attorneys and business executives, and by enterprises such as hospitals, governmental agencies, financial institutions, courts, insurance agencies and law firms. Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. The Company's communications recording systems ("Communications Recording Systems" or "C.R.S."), sales of which represented 23% of the Company's 1998 total revenue, consist primarily of multi-channel archiving recorders and emergency message repeaters used primarily by police departments, fire departments, air traffic controllers and other public safety agencies, as well as by financial services firms and other businesses. These products perform continuous, reliable recording of multiple telephone or other communications lines, such as radio channels, to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. The Company's communications recording systems products also include quality monitoring, productivity and training products used primarily by call centers. Dictaphone's service business, revenue from which represented 32% of the Company's 1998 total revenue, provides its customers with service hardware and software support, expedited repairs and remote diagnostics. Many Dictaphone customers, including those purchasing large systems, purchase Company service contracts at the time of product purchase.

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

       Dictation products consist of desktop and portable products and dictation systems (also referred to as voice processing systems). Desktop and portable dictation products, the traditional products of this industry, typically use analog magnetic tape recording methods to store and replay voice. The Company has recently introduced digital recording products to store and replay voice. In 1998, the Company introduced Walkabout(TM) Express, a portable digital recording device designed specifically for mobile medical dictation, and Boomerang 2.0(TM), a Windows(R) 95-based voice messaging and dictation system that incorporates the IBM Via Voice Transcription(TM) speech recognition software. Many portable products are designed to be compatible with Dictaphone desktops in terms of features and appearance.

       Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. Voice processing systems equipment usually consists of one or more centralized dictation units, which include the equipment which records and replays voice data, and a series of telephones or similar devices, which connect with the dictation units to record voice data and access previously recorded data. This equipment permits users to transmit voice data to transcriptionists without requiring the user to physically transport the data. Digital dictation systems currently offer many advantages over their analog predecessors including higher reliability, random and simultaneous accessibility to work, remote access and playback over telephone lines, and the ability to handle multiple software applications, such as dictation, voice mail and voice response. Digital dictation systems also permit feature customization and may interface with other customer systems, such as local area network systems.

       In 1996, the Company acquired the rights to a dictation, transcription and information management software system which utilizes a Microsoft(R) Windows NT(R) operating system platform. This system, called the Enterprise Express(TM) System, which was launched by the Company in the first half of 1997, represents the Company's latest voice processing system. The Enterprise Express(TM) System went into production in June 1997 and has seen significant growth since then. The Enterprise Express(TM) System replaces the Digital Express(TM) 7000 Voice Processing System which was introduced in 1988 and has a worldwide installed base of over 1,600 systems as well as the Records Express(TM) Transcription System.

       In 1998, Dictaphone introduced the Enterprise 125(TM) Voice System, a Windows NT(R) operating system platform intended for use by smaller single-site healthcare providers, which offers productivity advantages comparable to the Company's larger Enterprise Express(TM) System. The Enterprise 125(TM) Voice System replaces the Digital Express(R) 4000 and Digital Express(R) 2500 voice processing systems which were introduced in 1993 and have a worldwide installed base of over 2,000 systems.

       From time to time the Company introduces products sourced from third party developers. The Company's former Insight(TM), For the Record(TM), and Synergy(TM) products are all examples of third party products re-marketed by the Company. The Company has also contracted with third party developers of continuous speech recognition software such as Philips and IBM, in order to integrate continuous speech recognition products into the Company's I.H.S. and I.V.S. marketplace.

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

       In the early 1990's, the communications recording systems market began to experience technological change as analog reel-to-reel recorders began to be displaced by analog VHS-based products and, more frequently, digital products including those based on magnetic disk, optical disk or digital audio tape. For example, in the case of Dictaphone, revenue from sales of communications recording products based on digital technology has increased as a percentage of product sales revenue from all communications recording products from only 13% in 1992 to virtually 100% in 1998. These technological changes both improved product flexibility and, in the case of digital recording platforms, increased data capacity and network integration.

       The Company's multi-channel continuous archive recorders consist of the Symphony CTI(TM) system, ProLog(TM), Guardian(TM), Sentinel(TM) and daVinci(TM) models. In the first quarter of 1999, the Company introduced daVinci(TM), the Company's next generation communications recording product. Later in 1999, the Company expects to introduce daVinci QMS(TM), a quality monitoring system based on industry-standard Windows NT(R) and Oracle(R) software which provides call centers with customer-focused quality monitoring technology combined with advanced customer service evaluation tools and training programs. In the second half of 1997, the Company introduced the Symphony CTI(TM) system, a product designed to engage the computer telephony integration market. The Symphony CTI(TM) system provides for an advanced call retrieval capability, enabling integration with telephone switches and other systems and databases to capture more information related to each phone call.

       Prolog(TM), which was introduced in 1993, was the Company's most powerful C.R.S. product before the introduction of Symphony CTI(TM). The Company's midsized Guardian(TM) model, introduced in 1994, has been designed to provide many of the services provided by ProLog(TM) to customers requiring fewer features or to those who prefer a single unit that does not include a stand-alone personal computer ("PC") workstation.

         The Company's Sentinel(TM) digital logger product is geared toward smaller capacity and price sensitive customers. The Company began shipments of the Sentinel(TM) in the third quarter of 1995. The Sentinel(TM) logger replaced the Model 9800, Dictaphone's first digital logger, which was partially sourced from an outside supplier.

         Dictaphone's emergency message repeater products include the Series 5700, 5900 and 6600. The vast majority of these units are installed in public safety organizations, where they are used extensively for replaying emergency telephone calls.

         Dictaphone believes it has a number of significant opportunities in marketing its products, including, for example, the continuing transition of the user base from analog to digital technology, expansion of the Company's efforts in Europe, Asia and Latin America and leveraging the Company's distribution strengths into adjacent market opportunities.

SERVICE

         The Company has an extensive service organization. The Company has approximately 520 service representatives operating out of 155 offices in North America. The United States service organization is supported by approximately 230 employees in service support, diagnostic center and repair services, and distribution. In addition, Dictaphone has service locations in the United Kingdom, Ireland and Continental Europe and sales and service representation through dealers in approximately 62 other countries in Europe, South America and Asia. See "-- Sales and Marketing".

         Dictaphone's service business provides its customers with service support, expedited repairs and remote diagnostics. Service revenue includes sales of "Assured Performance Plans" and "Software Maintenance Agreements", which are long term warranties and support agreements sold in one year increments and frequently purchased by the Company's systems customers, and revenue from repair of systems software and hardware not under warranty as well as sales of parts. Dictaphone also receives revenue from service contracts which provide for higher levels of technical support, such as its "SOS Alert" and "Response Network" services, for dispatching maintenance in advance of a product shut down and for services providing 24-hour system protection. Many Dictaphone customers, including those purchasing large systems, purchase Dictaphone service support contracts at the time of product purchase. In 1996, Dictaphone instituted a mail-in service program for its desktop and portable products. Under this program, desktop and portable products are sent by overnight mail to a central service facility in Melbourne, Florida for rapid turnaround or replacement. As a result of this program, desktops and portables are no longer required to be serviced in U.S. field offices.

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

         The Company currently purchases from approximately 500 suppliers, although 80% of the annual dollar volume is procured from 60 suppliers. Most agreements with major suppliers are expressed in letters of intent or blanket purchase orders covering one year or less. The Company is not materially dependent on any single supplier.

         Approximately 60% of all items processed at the Melbourne, Florida facility are Dictaphone products, with the remainder comprised of contract manufacturing. The Company's contract manufacturing program provides electronics design and manufacturing capabilities for customers unaffiliated with the Company. In 1998, revenue from contract manufacturing was $47.1 million.

NEW PRODUCTS

         The Company is continually evaluating its product line both with respect to feature content and development. The Company intends to continue to develop and enhance its product line and introduce new products, some of which may be sourced through third parties.

CUSTOMERS

         Although no single customer, other than Pitney Bowes, represents more than 1% of the Company's sales, customers for each of Dictaphone's product categories are concentrated in certain industries. Dictaphone receives approximately 85% of its United States dictation products revenue from medical, legal, insurance and financial firms, educational entities and government agencies. This industry-oriented user concentration enables Dictaphone to focus on customizing solutions for specific user needs and applications.

         Communications recording systems customers are predominately public safety agencies, financial services entities and call centers. Approximately 56% of U.S. Communications Recording Systems revenue is derived from financial services and insurance firms and governmental agencies.

         Although approximately 88% of Dictaphone's revenues are generated in the United States, the Company has a significant customer base outside the United States. Dictaphone's international customers are in many of the same industries that the Company serves domestically, such as medical, legal and financial firms and governmental agencies.

SALES AND MARKETING

         The wide geographic coverage of the Company's sales and service offices in the United States permits Dictaphone to sell its products to customers of all sizes and in virtually all United States locations. Consequently, less than 1% of all United States sales are through dealers. The placement of service and sales offices throughout the United States also provides a system for the rapid distribution and service of the Company's products. See "-- Service". Distribution of Dictaphone products is handled mostly through the Company's distribution facility in Melbourne, Florida and branch and district locations. The Company also anticipates the expanded use of alternative channels, such as catalogs, on-line internet stores and mass marketers for the distribution of certain of its desktop and portable products. Outside of North America, the Company has shifted from direct to indirect channels, such as dealers and distributors for the sale and distribution of products.

         WARRANTIES. Every product sold by Dictaphone, new or previously owned, has a minimum limited warranty for parts and labor that is 90 days in duration; many of the Company's more sophisticated products, however, are currently being sold with one (1) year parts and 90 day labor warranties. Upon purchase of a new or previously owned Dictaphone product, a customer may purchase an "Assured Performance Plan" and "Software Maintenance Agreements." See "-- Service". If a Dictaphone customer decides not to purchase a service support agreement, Dictaphone may repair its products at an hourly service rate, in addition to parts.

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

         LEASED SALES. Dictaphone provides its customers with flexible lease programs through Fleetwood Financial ("Fleetwood"), Mellon First United Leasing ("First United"), BankVest Capital Corporation ("BankVest"), Pitney Bowes Credit Corporation ("PBCC") and other finance companies. These companies provide customers of the Company with lease financing and Dictaphone with a source of used equipment, available through terminations or defaults, that may be repurchased and remarketed by the Company.

RESEARCH AND DEVELOPMENT

         During the last few years, the Company's research and development organization has evolved from one with a hardware engineering orientation to one in which software engineering dominates. The Company employs software engineers, test engineers and other engineers to develop software for its products as well as to perform SMT printed circuit board designs and mechanical designs and to work closely with its Melbourne, Florida factory and service operation to implement these designs. The research and development organization also creates application-specific integrated circuit designs.

         The Company's research and development expenditures (including $6.2 million and $10.2 million of capitalized software costs in 1997 and 1998, respectively) grew as a percentage of product sales and rental revenue from 7.2% in 1997 to 8.7% in 1998. As of December 31, 1998, the Company's research and development staff consisted of 155 personnel (including temporary employees).

INTELLECTUAL PROPERTY

         The Company has approximately 85 patents protecting features and methods covering Integrated Voice Systems, Integrated Health Systems and Communications Recording Systems product lines. The Company believes that there is no single patent or group of related patents the loss of which would have a material adverse effect on its business. The Company also has approximately 105 U.S. trademarks, including the well known "Dictaphone(R)" registered trademark, in use throughout the world.

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

         In the dictation market, the Company faces systems product competition from the Lanier division of Harris Corporation ("Lanier"), Digital Voice Inc. ("DVI"), Sudbury Systems, Inc. ("Sudbury") and a number of smaller competitors. Philips Electronics N.V. and Sony Corporation represent competitors for desktop and portable products.

         Dictaphone is a leading participant in the communications recording product market in North America. Some of Dictaphone's North American competitors include Racal Recorders Limited, Eyretel, TEAC Corporation of America, Nice Systems Ltd. (loggers and quality monitoring), Teknekron Infoswitch (quality monitoring) Witness Systems, Inc. (quality monitoring) and Comverse Technology, Inc. (loggers). Dictaphone expects that, with the increasing prevalence of digital recording technology in this market, a large number of product oriented companies will attempt to enter this marketplace in both North America and Europe. The Company believes that while these companies may have difficulty in entering the communications recording systems market in the United States due to the lack of customer base and the absence of a direct sales and service network, their entry will increase competitive pressure. The Company also anticipates that its existing and potential competitors will be introducing new and enhanced products, especially in the call center marketplace.

EMPLOYEES

         As of December 31, 1998, the Company had 2,355 employees worldwide, of which 2,111 were based in the United States. As of December 31, 1998, less than 1% of the Company's workers were unionized. Two union contracts, one in New York, New York covering 13 employees and one in Toronto, Ontario, Canada covering 6 employees, expire on September 1, 2001, and January 15, 2001, respectively. The Company believes its relations with employees are satisfactory.

ITEM 2.  PROPERTIES

                The following is information concerning the major facilities owned by the Company:

FACILITY                       PURPOSE                            SQUARE FOOTAGE
------------------------       -------------------------          --------------

Melbourne, Florida             Manufacturing                         120,160
Melbourne, Florida             Customer Service                      118,000
Toronto, Ontario, Canada       Canadian Corporate Office             14,146
Killwangen, Switzerland        Switzerland Sales Office              90,000

         The Company operates a manufacturing and service/distribution center facility in Melbourne, Florida, in addition to its numerous sales and service offices. The Company leases its executive offices located in Stratford, Connecticut (138,000 square feet). In addition, the Company leases sales, service and distribution offices in certain countries in which it has operations, including 143 offices in the United States, 13 offices in Canada, 9 offices in the United Kingdom and an additional office in Germany. In general, the Company believes that its properties are in good condition and are adequate to meet its current and anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On February 14, 1995, Pitney Bowes, Inc. filed a complaint against Sudbury in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the final stage of discovery. A trial date is likely to be set in 1999. Pitney Bowes and the Company have not yet received Sudbury's revised damages report nor has Sudbury's damages expert given deposition testimony. Accordingly, at this time, the Company cannot make a reasonable estimate of the amount of damages that will be sought by Sudbury.

         Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

         The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. As these proceedings are at a preliminary stage, it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties contained in the Acquisition Agreement, subject to certain limitations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is currently no established trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of March 15, 1999, there were 9 holders of record of the Common Stock.

         Under the terms of the Company's Credit Agreement, dated August 7, 1995, as modified by five amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
(collectively,   the  "Credit   Agreement"),   with  a  syndicate  of  financial
institutions for whom Bankers Trust Company is the Administrative Agent and NationsBank, N.A. (Carolinas) is the Documentation Agent, the Company is restricted from paying dividends on its capital stock. In addition, under the terms of an Indenture (the "Note Indenture") between the Company and State Street Bank and Trust, relating to the Company's $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes"), the Company and certain of its subsidiaries are restricted from paying dividends on their capital stock. In addition, as a holding company, the Company's ability to pay cash dividends is also dependent on the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to make funds available to the Company for such purpose.

         The Company presently intends to retain earnings to fund working capital and for general corporate purposes, and, therefore, does not intend to pay any cash dividends on shares of Common Stock in the foreseeable future. The payment of future cash dividends, if any, would be made only from assets legally available therefore, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under outstanding preferred stock and under then-existing indebtedness and other factors deemed relevant by the Company's Board of Directors.

         In January 1999, the Company sold 2.0 million shares of its 12% Convertible Pay-in-Kind Preferred Stock to Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"). This sale was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transaction did not involve a public offering. There were no underwriters employed in connection with such sale. The proceeds derived from this sale were used by the Company to repay amounts outstanding under the Revolving Credit Facility (as defined below), and for the semi-annual interest payment on the Notes.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is the selected consolidated financial data of Dictaphone Corporation (Successor Company) at December 31, 1998, December 31, 1997 and December 31, 1996 and for the years then ended, and for the twenty week period ended December 31, 1995. Also set forth below is the selected combined financial data of Dictaphone Corporation (Predecessor Company) for the thirty two week period ended August 11, 1995 and for the year ended December 31, 1994.

         The selected financial data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included elsewhere in this Report.

         The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Accordingly, amounts at December 31, 1998, 1997, 1996 and 1995, and for the years and twenty week period then ended should not be compared to 1994.

                                            PREDECESSOR COMPANY                              SUCCESSOR COMPANY
                                         ---------------------------    ------------------------------------------------------------
                                            YEAR          32 WEEKS        20 WEEKS           YEAR           YEAR            YEAR
                                            ENDED           ENDED           ENDED            ENDED          ENDED           ENDED
                                         DECEMBER 31,    AUGUST 11,     DECEMBER 31,     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                            1994            1995            1995             1996           1997            1998
                                         ------------   ------------    ------------     ------------   ------------    ------------

STATEMENT OF OPERATIONS DATA:                                      (DOLLAR AMOUNTS IN MILLIONS)

Total revenue                             $  346.8        $ 202.1          $  150.6        $  332.5       $  340.0       $  332.3
Cost of sales, rentals and support
 services                                    178.0          107.6              90.1 (c)       181.1 (c)      194.4(c)       188.7(c)
Selling and administrative                    96.0           60.4              62.4 (d)       149.2 (d)      155.5(d)       139.9(d)
Research and development (net of
 software capitalization)                     12.3            7.0               4.6            14.2           14.7           17.1
Operating profit (loss)                       60.5           27.1              (6.5)          (12.0)         (24.6)         (13.4)
Net interest (income) expense and
 other                                        (1.0)          (1.4)             16.1 (e)        41.6 (e)       44.7(e)        39.4(e)
Income (loss) before effect of
 changes in accounting                        36.6           17.1             (13.9)          (34.7)         (68.2)         (53.7)
Net income (loss)                             33.8 (b)       17.1             (13.9)          (34.7)         (68.2)         (53.7)
Stock dividend on PIK Preferred Stock        ---            ---                  .8             2.3            2.7            3.1
Net loss applicable to Common Stock          ---            ---               (14.7)          (37.0)         (70.9)         (56.8)

OTHER DATA:
EBITDA(a)                                 $   68.6        $  32.0          $   32.3         $  54.2       $   48.2       $   30.6
Depreciation and amortization                  8.1            4.9              39.1            65.8           62.2           38.2
Capital expenditures                           5.9            5.5                .8            6.3             6.9            8.9
Software capitalization                      ---              2.5               1.7            4.7             6.2           10.3
EBITDA margin (a)                             19.8%          15.8%             21.5%          16.3%           14.2%           9.2%

BALANCE SHEET DATA
 (AT END OF PERIOD):
Working capital                           $   64.2                         $   43.3         $ 33.0        $    51.2      $   50.8
Total assets                                 268.5                            550.7          504.8            470.0         454.3
Long term debt                               ---                              350.0          352.6            343.6         370.5
Total liabilities                             70.4                            456.2          445.4            444.8         482.9
Stockholders' equity                         198.1                             94.5           59.4             25.2         (28.6)

--------------------

(a) EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation, amortization and other significant non-cash, non-recurring charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity, and is not necessarily comparable to similarly titled measures of other companies. EBITDA margin is defined as EBITDA as a percent of revenue.

(b) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, which resulted in a one-time non-cash, after-tax charge of $2.8 million (net of approximately $1.9 million of income taxes).

(c) Cost of sales, rentals and support services for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997 and 1998 includes $14.7 million, $8.8 million, $2.4 million and $0.4 million, respectively, of charges related to the amortization of inventory write-up and depreciation associated with purchase accounting adjustments.

(d) Selling and administrative for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997 and 1998 includes $21.8 million, $46.2 million, $41.5 million and $23.2 million, respectively, of non-cash purchase accounting charges.

(e) Includes $.9 million, $5.3 million, $6.3 million and $1.7 million of non-cash interest expense from amortization of deferred financing fees for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997 and 1998, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and accompanying notes included in "Item 8. -- Financial Statements and Supplementary Data." Certain amounts have been reclassified to conform to current year presentation.


                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                        -------------------------------------
                                                                        1996            1997           1998
                                                                        ----            ----           ----
                                                                                    (IN MILLIONS)

Total revenue...................................................       $ 332.5         $  340.0      $  332.3

Cost of sales, rentals and support services.....................         181.1            194.4         188.7
Selling and administrative expense (1)..........................         149.2            155.5         139.9
Research and development........................................          14.2             14.7          17.1
                                                                       -------         --------      --------
       Operating loss ..........................................         (12.0)           (24.6)        (13.4)
                                                                       -------         --------      --------

Net interest expense and other..................................          41.6             44.7          39.4
Income tax (benefit) provision..................................         (18.9)            (1.1)          0.9
                                                                       -------         --------      --------
Net loss .......................................................       $ (34.7)        $  (68.2)     $  (53.7)
                                                                       =======         ========      ========

----------------------

(1)    Includes amortization of intangibles.


                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                        --------------------------------------
                                                                        1996            1997           1998
                                                                        ----            ----           ----
                                                                                    (IN MILLIONS)
Revenue:
     Sales:
     Integrated Voice Systems...................................       $   49.1        $    45.7     $    41.4
     Integrated Health Systems..................................           31.4             37.4          44.8
                                                                       --------        ---------     ---------
         Total U.S. Voice Systems...............................           80.5             83.1          86.2
     Communications Recording Systems...........................           57.7             59.3          61.0
     Customer Service Parts.....................................           18.4             18.0          17.4
     International and Dealer Operations........................           40.4             40.7          31.3
     Rentals  ..................................................            2.1              1.8           1.4
                                                                       --------        ---------     ---------
         Product sales and rentals..............................          199.1            202.9         197.3
                                                                       ========        =========     =========

     Support service:
     Customer Service...........................................           80.0             81.3          77.2
     Application and Training Specialists.......................            1.3              2.6           3.1
     International and Dealer Operations........................           11.5             10.4           7.6
                                                                       --------        ---------     ---------
         Total support service..................................           92.8             94.3          87.9
                                                                       --------        ---------     ---------

     Total System Products and Services.........................          291.9            297.2         285.2

     Contract Manufacturing.....................................           40.6             42.8          47.1
                                                                       --------        ---------     ---------

Total revenue ..................................................       $  332.5        $   340.0      $   332.3
                                                                       =========       ==========    ==========

RESULTS OF OPERATIONS

   1998 COMPARED TO 1997

         Total revenue declined 2.3% to $332.3 million in 1998 from $340.0 million in 1997. System Products and Services revenue declined 4.0% to $285.2 million in 1998 from $297.2 million in 1997. This decline is attributable to lower product sales revenue from I.V.S. and lower revenue from Customer Service and International and Dealer Operations, offset in part by increased product sales revenue from I.H.S. and C.R.S., and increased revenue from Application and Training Specialists ("A.T.S."). Contract Manufacturing revenue increased 9.8% to $47.1 million in 1998 from $42.8 million in 1997.

         I.V.S. revenue declined 9.5% to $41.4 million due to lower sales of the Company's Straight Talk(TM), Synergy(TM), desktop and portable products. I.V.S. orders declined 7.2% to $45.3 million. I.V.S. order backlog declined 27.2% during 1998 to $4.7 million. I.H.S. revenue increased 19.9% to $44.8 million due to higher Enterprise Express(TM) installations. I.H.S. order growth of 18.5% to $48.3 million is also attributable to Enterprise Express(TM). I.H.S. order backlog increased 22.8% during 1998 to $14.5 million. C.R.S. revenue increased 3.0% to $61.0 million due to the one-time sale of Prolog(TM)/Guardian(TM)
software upgrades. C.R.S. orders declined slightly (0.9%) to $58.7 million. C.R.S. order backlog declined 32.4% in 1998 to $5.1 million. Customer Service revenue (including sale of parts) declined 4.7% to $94.6 million due to lower proprietary product service contract, installation, integration and third party maintenance revenue. A.T.S. revenue increased 17.6% to $3.1 million due to increased customer training provided in support of I.H.S. products. Sales and service revenue from International and Dealer Operations declined 23.7% to $38.9 million resulting primarily from lower desktop, portable and CRS product sales revenue in Canada as well as from lower desktop, portable, system and C.R.S. product sales and lower service revenue in Europe. Orders from International and Dealer Operations declined 27.1% to $29.9 million. Order backlog for International and Dealer Operations declined 16.3% during 1998 to $1.7 million. Contract Manufacturing growth reflects turnkey manufacturing of electronic products from existing customers as well as the addition of new Contract Manufacturing accounts.

         Cost of sales, rentals and support services declined 2.9% to $188.7 million (56.8% of revenue) versus $194.4 million (57.2% of revenue) for 1997. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services as a percentage of revenue would have increased by
0.2 percentage points to 56.7% due to primarily to increased Customer Service costs, a higher content of low margin Contract Manufacturing revenue and unfavorable manufacturing cost adjustments, partially offset by 1997 charges for excess inventory associated with Digital Express(TM) and Records Express(TM) products.

         Selling and administrative expenses (including amortization of intangibles) declined 10.0% to $139.9 million (42.1% of revenue) from $155.5 million (45.7% of revenue) in 1997. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $23.2 million and $41.5 million for 1998 and 1997, respectively, selling and administrative expenses expressed as a percentage of revenue would have increased by 1.6 percentage points. This increase is attributable to $1.9 million of additional severance associated with continuing efforts to reduce the Company's cost structure, increased C.R.S. selling expenses, Year 2000 and information system implementation costs. Partially offsetting these expense increases were lower I.V.S. and I.H.S. selling expenses.

         Research and development expenses of $17.1 million (8.7% of product sales and rental revenue) increased 16.5% from $14.7 million (7.2% of product sales and rental revenue), reflecting increased staffing and compensation.

         The Company recorded an operating loss of $13.4 million (4.0% of revenue) in 1998 compared to an operating loss of $24.6 million (7.2% of revenue) for 1997. Excluding the impact of purchase accounting adjustments from both 1998 and 1997 discussed above, operating profit would have declined by 47.1% to $10.2 million due to lower revenue, higher costs, the provision for severance and increased operating expenses.

         Interest expense of $39.7 million declined 10.6% from $44.4 million reflecting lower amortization of deferred financing fees.

   1997 COMPARED TO 1996

         Total revenue increased 2.3% to $340.0 million in 1997 from $332.5 million in 1996. System Products and Services revenue increased 1.8% to $297.2 million in 1997 from $291.9 million in 1996. This increase in revenue is attributable to higher product sales revenue from I.H.S. and C.R.S., and higher revenue from Customer Service (including sale of parts) and A.T.S., offset in part by lower revenue from I.V.S. and International and Dealer Operations support services. Contract Manufacturing revenue increased 5.5% to $42.8 million.

         I.V.S. revenue declined 6.9% to $45.7 million in 1997 due to lower billings of desktops, small digital systems and Straight Talk(TM). I.V.S. order backlog increased 51.6% during 1997 to $6.5 million. Installations of Enterprise Express(TM) which was launched in the first half of 1997 and went into production in June 1997, accounted for I.H.S. revenue growth which increased 19.1% to $37.4 million. I.H.S. orders which increased 18.7% to $40.8 million also reflect the impact of Enterprise Express(TM). I.H.S. order backlog increased 24.4% to $11.8 million. C.R.S. revenue increased 2.8% to $59.3 million due to increased Guardian(TM) installations. C.R.S. orders increased 5.1% to $59.3 million. C.R.S. order backlog declined 5.5% in 1997 to $7.5 million. Customer Service revenue (including sale of parts) grew 0.9% to $99.3 million due to increased installation and third party maintenance revenue partially offset by lower proprietary product service contract revenue and hourly revenue. A.T.S. revenue increased by $1.3 million to $2.6 million due to increased customer training provided in support of I.V.S., I.H.S. and C.R.S. products. Sales and service revenue from International and Dealer Operations declined by 1.7% to $51.1 million due to lower service and desktop and portable revenue as well as $1.3 million of unfavorable currency exchange. Orders from International and Dealer Operations increased 4.9% to $41.0 million. International and Dealer backlog declined 28.8% in 1997 to $2.0 million.

         Cost of sales, rentals and support services increased 7.3% to $194.4 million (57.2% of revenue) versus $181.1 million (54.5% of revenue) for 1996. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services as a percentage of revenue would have increased by
4.7 percentage points to 56.5% due primarily to non-recurring non-cash charges of $14.9 million associated with the provision for excess field service parts and stock related to the Company's Digital Express(TM) and Records Express(TM) products. In connection with the launch of Enterprise Express(TM) which went into production in June 1997, the Company provided for excess service parts and field stock, as well as the prepayment of inventory associated with those products that the Enterprise Express(TM) product replaces. Lower price realization for C.R.S. digital loggers, I.H.S. digital and records management systems and I.V.S. desktops and portables also contributed to higher cost of sales, rentals and support services as a percentage of revenue.

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

         The Company recorded an operating loss of $24.6 million (7.2% of revenue) for 1997 compared to an operating loss of $12.0 million (3.6% of revenue) for 1996. Excluding the impact of purchase accounting adjustments from both 1997 and 1996 discussed above, operating profit would have declined by 55.2% due to higher costs associated with the charge for inventory obsolescence, the provision for severance, the charge to capitalized software and increased operating expenses.

         Interest expense of $44.4 million increased 3.6% from $42.9 million in 1996 due to higher effective interest rates on the Term Loans (as defined below) and Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At December 31, 1998, the Company had outstanding term loans of $131.6 million (the "Term Loans") and loans of $38.5 million outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility"), and the Notes. Availability under the Revolving Credit
Facility at December 31, 1998 was $1.5 million. Scheduled annual principal payments will be $0.6 million in 1999 and 2000 and $36.3 million in 2001. There are no scheduled reductions in the Revolving Credit Facility over the next two years.

         On December 31, 1998, the Company and the lenders executed a fifth amendment to the Credit Agreement. Under the terms of this amendment, the lenders agreed to waive compliance by the Company with the financial covenants as of December 31, 1998 and for the four-Fiscal Quarter period then ended. Other changes effected by the amendment were (i) modifications to the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, (ii) modifications to the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio covenants (as defined in the Credit Agreement), (iii) a change in the maturity date of the Tranche C Term Loans (the "Tranche C Loans") to be equal to that of the Tranche

B Term Loans (the "Tranche B Loans"), and (iv) an increase in the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans.

         In January 1999, the Company sold 2.0 million shares of its 12% Convertible Pay-in-Kind Preferred Stock to Stonington for $20 million. In February 1999, $11.75 million was used for the semi-annual interest payment on the Notes. Proceeds from this sale were also used to repay amounts outstanding under the Revolving Credit Facility.

         In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75.0 million maturing on February 16, 1999. The swap effectively converts that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. No funds under the swap agreements are actually borrowed or are to be repaid. Amounts due to or from the counterparties are reflected in interest expense in the periods in which they accrue. The fair value of the interest rate swaps as of December 31, 1998 was unfavorable $0.1 million, based on dealer quotes. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%.

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

         The Company had $200.0 million aggregate principal amount of Notes outstanding as of December 31, 1998. The Notes are subordinated to the Credit Agreement and other senior indebtedness, as defined in the Note Indenture. The Notes contain similar types of covenants to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1998 was favorable $50.0 million, based upon dealer quotes.

         Capital expenditures for 1998 totaled $8.9 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

         The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company has introduced a number of new products in its target markets in 1997 and 1998 and plans to introduce additional products in 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. The Company believes that cash flows from operating activities, the successful introduction of its new products, the proceeds from its 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington, proceeds from the sale or financing of certain assets, as well as its available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

         The Company has recorded a gross deferred tax asset of $95.3 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1998 is approximately $122.5 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, and $35.6 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforward. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million resulting in a net deferred tax asset of $50.5 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $50.5 million recorded at December 31, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

         A reconciliation of the Company's loss before taxes for financial statement purposes to taxable loss for the years ended December 31, 1997 and 1998 is as follows (in thousands).

                                                                           YEAR ENDED                 YEAR ENDED
                                                                        DECEMBER 31, 1997          DECEMBER 31, 1998
                                                                        -----------------          -----------------
Loss before taxes for financial statement purposes................        $  (69,282)               $  (52,812)

Differences between loss for financial statement
 purposes and taxable loss:
State income taxes - current portion..............................             2,692                     2,738
Permanent differences:
   Goodwill.......................................................             1,375                     1,428
   All other permanent items......................................             4,235                     1,186
Temporary differences:
   Intangible amortization........................................            21,309                     3,149
   All other temporary differences (net)..........................             6,333                     7,859
                                                                          ----------                ----------
         Total differences........................................            35,944                    16,360
                                                                          ----------                ----------
Taxable loss......................................................        $  (33,338)               $  (36,452)
                                                                          ==========                ==========

YEAR 2000 READINESS

GENERAL
         Most businesses are facing a challenge at the turn of the century due to a common computer-related practice employed since the 1960's of representing a year with just two digits rather than four digits. The problem is not restricted to system hardware components but will be manifested within many operating systems, firmware, application software and equipment used throughout an organization. Dictaphone has been and continues to be actively engaged in resolving its Year 2000 issues. The Company has established a Year 2000 Project Office charged with evaluating the Company's Year 2000 issues and identifying and developing appropriate remedies and action plans with respect to the Company's internal systems and the Company's products to ensure a smooth transition into the new millennium.

         The Year 2000 Project Office has adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II - assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III - remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV testing of systems, product and equipment following remediation; and Phase V - contingency planning.

         The Company's Year 2000 efforts have been concentrated in two major areas: 1) internal use systems, equipment and third party products used in the Company's operations and 2) products sold by the Company to its customers.

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

COSTS
         The Company estimates that the aggregate costs of its Year 2000 program will be approximately $12.5 million, including $8.5 million of costs already incurred. Of the total program costs, approximately $9.0 million represents new software and hardware purchases for internal Company systems which have been accelerated in connection with the Year 2000 issue. A significant portion of the remaining $3.5 million in costs have not been and will not consist of incremental costs, but rather will represent the redeployment of existing Company resources. This redeployment of resources is not expected to have a significant impact on the day to day operations of the Company. Based on current estimates and information, the Company does not anticipate that these costs associated with Year 2000 issues will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, these cost estimates, as well as the project timetables previously mentioned are based on management's best estimates, and there can be no guarantee that these estimates will be achieved or that actual results will not materially differ from these estimates.

RISKS
         With respect to the Company's internal systems, the most reasonably likely worst case scenario for the Company's failure to identify or remediate a

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

CONTINGENCY PLANS

         Contingency plans are being prepared so that critical business functions will continue to operate. These plans will address the Company's internal systems and equipment, products sold by the Company to customers and third party supplier relationships. The contingency plans will include manual alternatives to electronic processes, repair or replacement of products and systems and changes in suppliers. The Company expects that contingency planning will continue throughout 1999, and will further evolve as the Company obtains additional information on the state of its Year 2000 readiness.

         The Company may, from time to time, provide estimates as to future performance. Such estimates would be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those estimates provided. The Company undertakes no duty to update such forward looking statements. Because the Company wishes to take advantage of the "safe harbor" provision of the Private Securities and Litigation Reform Act of 1995, readers are cautioned to consider, among others, those risks previously discussed herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and, to a lesser extent, foreign currency exchange fluctuations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information on interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)   (IN THOUSANDS)


                                    QUARTER ENDED       QUARTER ENDED       QUARTER ENDED        QUARTER ENDED
                                      MARCH 31,           JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                        1998                1998                1998                 1998
       1998                         -------------       -------------       -------------        -------------
       ----
Total revenue................        $  83,825           $  84,985           $  85,876             $  77,632
Cost of sales, rentals and support
 services....................           45,012              46,957              45,131                51,588
Net loss ....................          (10,845)            (10,711)             (5,384)              (26,750)(a)
Net loss applicable to
 Common Stock................        $ (11,574)          $ (11,466)          $  (6,166)            $ (27,558)


                                    QUARTER ENDED       QUARTER ENDED       QUARTER ENDED        QUARTER ENDED
                                      MARCH 31,           JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                        1997                1997                1997                 1997
       1997                         -------------       -------------       -------------        -------------
       ----
Total revenue................        $  81,167           $  79,941           $  87,716             $  91,218
Cost of sales, rentals and support
 services....................           42,815              55,630              46,129                49,858
Net loss ....................           (7,834)            (19,080) (b)         (6,023)              (35,285)(c)
Net loss applicable to
 Common Stock................        $  (8,469)          $ (19,758)          $  (6,704)            $ (35,990)

---------------------

(a) Net loss includes after tax charges of $3.1 million for product obsolescence, $2.7 million for severance and restructuring charges and a $11.1 million increase to the deferred tax valuation allowance.
(b) Net loss includes after tax charges of $6.7 million for digital product obsolescence and $1.5 million for severance.
(c) Net loss includes after tax charges of $3.8 million to write down patent assets, associated goodwill, and capitalized software, $2.6 million for digital product obsolescence, and $24.1 million to establish a deferred tax valuation reserve.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Dictaphone Corporation

We have audited the accompanying consolidated balance sheets of Dictaphone Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1997,
and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule as of and for the years ended December 31, 1998, 1997 and 1996 listed in the Index as Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule as of and for the years ended December 31, 1998, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 3, 1999


                                              DICTAPHONE CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except share amounts)

ASSETS                                                              DECEMBER 31, 1997            DECEMBER 31, 1998
                                                                    ------------------           -----------------
Current assets:
    Cash and cash equivalents                                          $    10,277                  $    11,727
    Accounts receivable, less allowance of
    $810 and $968, respectively                                             71,939                       77,432
    Inventories                                                             48,779                       53,362
    Other current assets                                                    11,675                        7,259
                                                                       -----------                  -----------
         Total current assets                                              142,670                      149,780
Property, plant and equipment, net                                          35,331                       32,425
Deferred financing costs, net of accumulated
 amortization of $12,517 and $14,246, respectively                          10,900                        9,920
Intangibles, net of accumulated amortization of $99,439
 and $122,595, respectively                                                229,322                      206,122
Deferred tax asset                                                          39,539                       39,765
Other assets                                                                12,280                       16,315
                                                                       -----------                  -----------
         Total assets                                                  $   470,042                  $   454,327
                                                                       ===========                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $    10,940                  $     8,778
    Interest payable                                                        10,144                       10,067
    Accrued pension liability                                                7,571                        8,352
    Accrued liabilities                                                     24,802                       31,433
    Advance billings                                                        37,184                       39,586
    Current portion of long-term debt                                          795                          795
                                                                       -----------                  -----------
         Total current liabilities                                          91,436                       99,011
Long-term debt                                                             342,816                      369,737
Other liabilities                                                           10,529                       14,141
                                                                       -----------                  -----------
         Total liabilities                                                 444,781                      482,889
                                                                       -----------                  -----------
Commitments, contingencies and concentration of risks (Note 11)

Stockholders' equity:
    Preferred stock ($.01 par value; 10,000,000 shares
     authorized; 2,084,100 and 2,391,500  shares  of  14%  PIK
     perpetual preferred stock issued and outstanding, liquidation values of $20,841 and  $23,915 at December  31, 1997 and
     1998, respectively)                                                    20,841                       23,915
    Common stock ($.01 par value; 20,000,000 shares
     authorized; 12,952,000 and 12,934,000 shares outstanding
     at December 31, 1997 and 1998, respectively)                              130                          130
    Notes receivable from stockholders                                        (831)                        (741)
    Additional paid-in capital                                             124,029                      120,955
    Treasury stock, at cost (48,000 and 66,000 shares
     at December 31, 1997 and 1998, respectively)                             (480)                        (660)
    Accumulated deficit                                                   (116,756)                    (170,417)
    Accumulated other comprehensive loss                                    (1,672)                      (1,744)
                                                                       -----------                  -----------
         Total stockholders' equity (deficit)                               25,261                      (28,562)
                                                                       -----------                  -----------
         Total liabilities and stockholders' equity                    $   470,042                  $   454,327
                                                                       ===========                  ===========

          See accompanying notes to consolidated financial statements.


                                              DICTAPHONE CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Dollars in thousands)



                                                     YEAR ENDED                YEAR ENDED              YEAR ENDED
                                                  DECEMBER 31, 1996         DECEMBER 31, 1997       DECEMBER 31, 1998
                                                  -----------------         -----------------       -----------------
    Revenues:
         Product sales and rentals                   $   199,024             $   202,894             $   197,330
         Contract manufacturing sales                     40,614                  42,864                  47,063
         Support services                                 92,830                  94,284                  87,925
                                                     -----------             -----------             -----------
             Total revenue                               332,468                 340,042                 332,318
                                                     -----------             -----------             -----------

    Costs and expenses:

         Cost of sales, rentals and support
          services                                       181,148                 194,432                 188,688

         Selling and administrative                      108,008                 114,263                 116,716

         Amortization of intangibles                      41,209                  41,262                  23,156

         Research and development                         14,135                  14,705                  17,128
                                                     -----------             -----------             -----------

    Operating loss                                       (12,032)                (24,620)                (13,370)

    Interest expense                                      42,897                  44,438                  39,715

    Other (income) expense - net                          (1,338)                    224                    (273)
                                                     -----------             -----------             -----------

    Loss before income taxes                             (53,591)                (69,282)                (52,812)

    Income tax benefit (expense)                          18,931                   1,060                    (878)
                                                     -----------             -----------             -----------

    Net loss                                             (34,660)                (68,222)                (53,690)

         Stock dividends on PIK Preferred Stock            2,327                   2,699                   3,074
                                                     -----------             -----------             -----------

         Net loss applicable to Common Stock         $   (36,987)            $   (70,921)            $   (56,764)
                                                     ===========             ===========             ===========




                           See  accompanying  notes  to  consolidated  financial statements.

                                              DICTAPHONE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)


                                                                YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                             DECEMBER 31, 1996   DECEMBER 31, 1997   DECEMBER 31, 1998
                                                             -----------------   -----------------   -----------------

Operating activities:
    Net loss                                                    $  (34,660)          $  (68,222)          $  (53,690)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization (including
          $5,775, $8,114 and $17, respectively, of
          nonrecurring charges)                                     71,135               68,515                39,895
         Provision for deferred income taxes                       (18,876)              (1,767)                 (227)
         Non-cash charge for product obsolescence
          (Note 4)                                                     ---                14,902                4,999
         Changes in assets and liabilities:
             Accounts receivable                                     3,320              (18,869)               (5,749)
             Inventories                                             3,833               (4,528)               (9,735)
             Other current assets                                     (513)              (1,876)                4,690
             Accounts payable and accrued liabilities               (5,672)               5,896                 4,922
             Advance billings                                          167                2,502                 2,523
             Other assets and other                                (12,416)             (10,996)              (16,051)
                                                                ----------           ----------           -----------
             Net cash provided by (used in) operating                6,318              (14,443)              (28,423)
             activities                                         ----------           ----------           -----------

Investing activities:
    Payments for acquisition                                        (8,000)                 ---                   ---
    Net investment in fixed assets                                  (6,225)              (5,899)               (8,851)
    Proceeds from sale of building                                     ---                  ---                14,000
                                                                ----------           ----------           -----------
             Net cash (used in) provided by investing              (14,225)             (5,899)                 5,149
             activities                                         ----------           ----------           -----------

Financing activities:
    Borrowings under term loan facility                                ---               62,750                   ---
    Repayment under term loan facility                              (7,750)             (71,000)               (2,427)
    Proceeds from sale of common stock                                 ---               35,000                   ---
    Borrowings under revolving credit facility                      32,000               88,600                79,000
    Repayment under revolving credit facility                      (23,000)             (88,600)              (49,500)
    International borrowing, net                                     1,277                 (717)                 (150)
    Payment of deferred financing costs                               (791)              (2,927)                 (749)
    Repayment under capital lease obligations                         (198)                (266)               (1,355)
    Repayment of management loans                                      108                  221                    90
    Payments to acquire treasury stock                                (100)                (280)                 (180)
    Other                                                              ---                  ---                    29
                                                                ----------           ----------           -----------
         Net cash provided by financing activities                   1,546               22,781                24,758
                                                                ----------           ----------           -----------

Effect of exchange rate changes on cash                                  9                  (89)                  (34)
                                                                ----------           -----------          ------------
(Decrease) increase in cash                                         (6,352)               2,350                 1,450
Cash and cash equivalents, beginning of period                      14,279                7,927                10,277
                                                                ----------           ----------           -----------
Cash and cash equivalents, end of period                        $    7,927           $   10,277           $    11,727
                                                                ==========           ==========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $   38,142           $   38,372           $    38,001
                                                                ==========           ==========           ===========
Income taxes paid                                               $    1,960           $    1,039           $       432
                                                                ==========           ==========           ===========

                    See accompanying notes to consolidated financial statements.

                                                        DICTAPHONE CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                        (DOLLARS IN THOUSANDS)


                                             NOTES                                           ACCUMULATED
                                          RECEIVABLE              ADDITIONAL                    OTHER      COMPREHENSIVE   TOTAL
                     PREFERRED  COMMON       FROM      TREASURY     PAID-IN    ACCUMULATED  COMPREHENSIVE     EARNINGS     EQUITY
                      STOCK     STOCK    STOCKHOLDERS    STOCK      CAPITAL      DEFICIT    INCOME (LOSS)     (LOSS)      (DEFICIT)
                    ---------  --------  ------------  --------   ----------   -----------  -------------- -------------  ----------
Balance at
December 31, 1995   $ 15,815   $     95   $ (1,160)    $   (100)   $ 94,090      $(13,874)     $   (363)     $    ---     $ 94,503

Net loss                ---         ---        ---          ---         ---       (34,660)          ---       (34,660)     (34,660)

Stock dividends       2,327         ---        ---          ---      (2,327)         ---            ---           ---          ---

Repayment of
 management  loans      ---         ---        108          ---         ---          ---            ---           ---          108

Stock repurchase        ---         ---        ---         (100)        ---          ---            ---           ---         (100)

Translation loss        ---         ---        ---          ---         ---          ---           (473)         (473)        (473)
                    -------    --------    --------     --------    --------     --------       ---------     ---------    --------
Comprehensive loss                                                                                            (35,133)
                                                                                                              ========
Balance at
 December 31, 1996   18,142          95     (1,052)        (200)     91,763      (48,534)          (836)          ---       59,378

Net loss                ---         ---        ---          ---         ---      (68,222)           ---       (68,222)     (68,222)

Stock dividends       2,699         ---        ---          ---      (2,699)         ---            ---           ---          ---

Sale of common stock    ---          35        ---          ---      34,965          ---            ---           ---       35,000

Repayment of
 management loans       ---         ---        221          ---         ---          ---            ---           ---          221

Stock repurchase        ---         ---        ---         (280)        ---          ---            ---           ---         (280)

Translation loss        ---         ---        ---          ---         ---          ---           (836)         (836)        (836)
                    -------    --------   --------     --------    --------     --------       ---------      --------     --------
Comprehensive Loss                                                                                            (69,058)
                                                                                                              ========
Balance at
December 31, 1997    20,841         130       (831)        (480)    124,029      (116,756)       (1,672)          ---       25,261

Net loss                ---         ---        ---          ---         ---       (53,690)          ---       (53,690)     (53,690)

Stock dividends       3,074         ---        ---          ---      (3,074)         ---            ---           ---          ---

Repayment of
 management loans       ---         ---         90          ---         ---          ---            ---           ---           90

Stock repurchase        ---         ---        ---         (180)        ---          ---            ---           ---         (180)

Translation loss        ---         ---        ---          ---         ---          ---            (72)          (72)         (72)

Disposal of
  Dictaphone            ---         ---        ---          ---         ---           29            ---            29           29
  Netherlands BV    -------    --------   --------     --------    --------      ---------     --------      ---------    ---------
                                                                                                             $(53,733)
Comprehensive Loss                                                                                           =========

Balance at
 December 31, 1998  $ 23,915   $    130   $   (741)    $   (660)   $120,955      $(170,417)    $ (1,744)                  $(28,562)
                    ========   ========   =========    =========   ========      ==========    =========                  =========

          See accompanying notes to consolidated financial statements.

                             DICTAPHONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except share amounts)


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

2.       NATURE OF OPERATIONS

                  The Company is engaged principally in the design, manufacture, marketing and service of integrated voice and data management systems and software. The Company has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. Dictaphone markets these products worldwide with 88% of its revenue generated from the U.S. market. The Contract Manufacturing segment consists of manufacturing operations which provides outside electronic manufacturing services to original equipment manufacturers in the telecommunications, data management, computer and electronics industries.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

                  COMPUTER SOFTWARE DEVELOPMENT COSTS. The Company capitalizes certain software costs (approximately $6,945, $6,225 and $10,249 for the years ended December 31, 1996, 1997 and 1998, respectively) in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such amounts are amortized as the related products are sold. Amortization expense in 1996, 1997 and 1998 related to the capitalized amounts was $1,418, $5,821 and $5,542, respectively.

                  FIXED ASSETS AND DEPRECIATION. Property, plant and equipment are stated at cost and depreciated using the straight line method over the useful lives of the various assets ranging from three to twelve years for machinery and equipment and up to 35 years for buildings. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment and other depreciable assets are depreciated using the straight line method over the related useful lives.

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

                  RENTAL ARRANGEMENTS AND ADVANCE BILLINGS. The Company rents equipment to its customers under short-term rental agreements, generally for periods of three to five years. Maintenance contracts (support services) are billed in advance; the related revenue is included in advance billings and amortized ratably into income as earned.

                  REVENUE. Revenue is recognized when earned. In accordance with American Institute of Certified Public Accountants Statements of
         Position 97-2 and 98-4, "Software Revenue Recognition", for products with a significant software element, the Company records revenue attributable to the hardware and software elements upon shipment and defers revenue attributable to undelivered elements (principally installation and training) to the periods in which the related obligations are performed. Revenue for all other products is recognized when the related service is performed.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  DERIVATIVE FINANCIAL INSTRUMENTS. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap and cap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from exchange of interest payments is included in interest expense in the consolidated financial statements and interest paid in the condensed consolidated statements of cash flow.

                  TRANSLATION OF FOREIGN CURRENCIES. Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are reflected in the accumulated other comprehensive income
         (loss) within the stockholders' equity section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in results of operations.

                  STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to
         Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone.

4.       INVENTORIES

                  Inventories consist of the following:

                                                                DECEMBER 31,               DECEMBER 31,
                                                                    1997                       1998
                                                                ------------               ------------
                  Raw materials and work in process              $    18,481                $    15,799
                  Supplies and service parts                          14,087                     15,376
                  Finished products                                   16,211                     22,187
                                                                 -----------                -----------
                  Total inventories                              $    48,779                $    53,362
                                                                 ===========                ===========

                  With the commencement of production of Enterprise Express(TM) in June 1997, the Company provided for excess service parts and field stock, inclusive of prepaid amounts, associated with those products that the Enterprise Express(TM) product was replacing. During 1997, these non-cash charges totalled $14.9 million.

                  In December 1998, after assessing prospective sales, the Company recorded a non-cash charge of $5.0 million associated with the provision for excess inventory related to the Company's Boomerang(TM), Insight(TM), FTR(TM) and Synergy(TM) products.

5.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following:

                                                                DECEMBER 31,               DECEMBER 31,
                                                                    1997                       1998
                                                               -------------               ------------
                  Land                                           $     1,766                $     1,058
                  Buildings                                           17,228                     10,030
                  Machinery and equipment                             47,497                     56,100
                                                                 -----------                -----------
                     Subtotal                                         66,491                     67,188
                  Accumulated depreciation                           (31,160)                   (34,763)
                                                                 -----------                -----------
                  Property, plant and equipment, net             $    35,331                $    32,425
                                                                 ===========                ===========

                  Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $15,130, $7,739 and $7,898, respectively.

                  In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stamford, CT land and headquarters facility for total proceeds of $14 million. The Company realized a gain on the sale of $1.8 million. The gain has been deferred and is being recognized over the term of the operating lease of 20 years.

6.       INTANGIBLES

                  The following summarizes intangible assets, net of accumulated amortization and writedowns of $99,439 and $122,595 for the years ended December 31, 1997 and 1998, respectively. In 1997, the Company recorded a non-cash pretax charge of $5.4 million to writedown certain patents and associated goodwill to their fair value. Amortization expense for the years ended December 31, 1997 and December 31, 1998 was $41,262 and $23,156, respectively.

                                                                DECEMBER 31,               DECEMBER 31,
                                                                    1997                       1998
                                                                -------------              ------------
                  Goodwill                                       $   135,004                $   127,611
                  Tradenames                                          73,211                     71,265
                  Service contracts                                    8,920                      2,530
                  Non-compete agreement                               11,696                      2,463
                  Patents                                                491                      2,253
                                                                 -----------                -----------
                                                                 $   229,322                $   206,122
                                                                 ===========                ===========

7.       DEBT

                  The following summarizes the debt structure of the Company:

                                                                DECEMBER 31,               DECEMBER 31,
                                                                    1997                       1998
                                                                -------------              ------------
                  Current portion of long-term debt              $       795                $       795
                                                                 -----------                -----------
                  Long-term debt:
                      Senior debt:
                          Term loans:
                               Tranche B                              71,250                     69,450
                               Tranche C                              62,122                     61,495
                          Revolving credit loans                       9,000                     38,500
                      International debt                                 444                        292
                      Subordinated notes                             200,000                    200,000
                                                                 -----------                -----------
                  Total long-term debt                               342,816                    369,737
                                                                 -----------                -----------

                  Total debt                                     $   343,611                $   370,532
                                                                 ===========                ===========

                  In connection with the financing of the Acquisition, the Company entered into a Credit Agreement, dated August 7, 1995, as amended by five amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
         (collectively, the "Credit Agreement") with a syndicate of financial institutions for whom Bankers Trust Company ("Bankers Trust") is the Administrative Agent and NationsBank, N.A. (Carolinas) ("Nations") is the Documentation Agent.

                  The fifth amendment to the Credit Agreement provided for (i) a waiver of compliance with the financial covenants by the Company as of December 31, 1998 and for the four-Fiscal Quarter periods then ended,
         (ii) modifications to the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, (iii) modifications to the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio covenants (as defined in the Credit Agreement), (iv) a change in the maturity date of the Tranche C Loans to be equal to that of the Tranche B Loans, and (v) an increase in the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans. The Credit Agreement consists of a $75,000 Tranche B Term Loan due June 30, 2002, and a $62,750 Tranche C Term Loan due June 30, 2002, and a six-year Revolving Credit Facility of up to $40,000, collectively, the "Facilities". A portion of the Revolving Credit Facility is available to provide for the working capital requirements and general corporate purposes of the Company and to issue commercial and standby letters of credit.

                  At December 31, 1998, the Company had Term Loans of $131,573 and loans of $38,500 outstanding under the Revolving Credit Facility. The maturity schedule relating to the $131,573 of outstanding Term Loans is as follows:

                  1999                          $       628
                  2000                                  628
                  2001                               36,328
                  2002                               93,989
                  2003                                  ---
                  Thereafter                            ---
                                                -----------
                                                $   131,573
                                                ===========

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

                  There are no scheduled reductions in the Revolving Credit Facility over its term. The Revolving Credit Facility terminates March 31, 2001. Availability under the Revolving Credit Facility at December 31, 1998 was $1,500. The Company had outstanding letters of credit of $1,430 as of December 31, 1998.

                  Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, the higher of
         (1) Bankers Trust's Prime Rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate") plus 1.75% or the reserve Eurodollar Rate (as defined in the Credit Agreement) plus 2.75%. The Tranche B Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. The Tranche C Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. In addition, the Company is required to pay Bankers Trust a quarterly commitment fee of .50% per annum on the daily average unused portion of the Revolving Credit Facility. The carrying amount of the Facilities approximates fair value as the interest rate reprices quarterly and is reflective of currently available market rates. The Company entered into an interest rate swap contract in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75,000 maturing on February 16, 1999. The swap effectively converts that portion of the Company's Term Loans to a fixed rate component of 5.8%; thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. No funds under the swap agreements are actually borrowed or are to be repaid. The amounts due to or from the counterparties are reflected in interest expense in the periods in which they accrue. The fair value of the interest rate swaps as of December 31, 1998 was unfavorable $0.1 million, based upon dealer quotes. Dictaphone is exposed to credit-related losses in the event of non-performance by the counterparties to these swaps, although no such losses are expected as the counterparties are commercial banks having an investment grade credit rating. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%. The effective interest rate for the year ended December 31, 1998 was 8.90%, 9.35% and 8.38% on the Tranche B Loan, Tranche C Loan and the Revolving Credit Facility, respectively.

                  Dictaphone Non-U.S. is not a guarantor of the Company's obligations under the Facilities. The Company's obligations and the guarantees of its domestic subsidiaries are secured by substantially all existing and acquired personal property of the Company and its domestic subsidiaries, including a pledge of 100% of the stock of each of the Company's domestic subsidiaries and 66% of the stock of each of the Company's first-tier foreign subsidiaries. The Company's obligations are also secured by liens on certain real property of the Company and its domestic subsidiaries.

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

                  The Acquisition was also financed through the issuance of $200,000 senior subordinated notes (the "Notes"). The Notes are subordinated to the Credit Agreement financing and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Notes bear interest of 11-3/4% per annum, payable semiannually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1998 was favorable $50.0 million, based on dealer quotes. The Notes are fully and unconditionally guaranteed by Dictaphone U.S. The Notes contain similar types of covenants to the Facilities and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture.

8.       EQUITY AND STOCK OPTIONS

         COMMON STOCK

                  On December 31, 1998, the Company had 20 million shares of common stock, $.01 par value ("Common Stock") authorized of which 12,934,000 shares were issued, outstanding and owned by Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"), an affiliate of a limited partner of Stonington, and by management of the Company. (See
         Note 10).

                  At December 31, 1997 and 1998, the Company had 48,000 and 66,000 shares of treasury stock, respectively.

         PREFERRED STOCK AND WARRANT

                  The Company is authorized to issue up to 25,000,000 shares of preferred stock, $.01 par value, in one or more series as authorized by the Board of Directors and to fix the terms, rights, restrictions and qualifications of shares of each series. In connection with the acquisition, the Company issued 1.5 million shares of 14% Pay-In-Kind Perpetual Preferred Stock ("PIK Preferred Stock"). The PIK Preferred Stock is nonvoting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in-kind dividend of 14% per year payable quarterly in arrears from September 30, 1995 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24%). The PIK Preferred Stock ranks pari passu with the Convertible PIK Preferred (as hereinafter defined) and ranks senior to all other classes and series of stock of the Company with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company. The PIK Preferred Stock is redeemable at the option of the Company or in certain limited circumstances at the option of the holder upon the occurrence of certain events. The Company accrued the 14% pay-in-kind dividend and charged additional paid-in capital $2,327, $2,699 and $3,074 for the years ended December 31, 1996, 1997 and 1998, respectively, as a result of the required dividends representing 232,700, 269,900 and 307,400 shares of the PIK Preferred Stock, respectively. Such shares of PIK Preferred Stock were declared and issued in respect of the period up to December 31, 1998.

                  In connection with a January 1999 equity infusion of $20.0 million from Stonington, the Company issued 2,000,000 shares of newly issued 12% Convertible Pay-In-Kind Preferred Stock ("Convertible PIK Preferred"). The Convertible PIK Preferred is non-voting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in-kind dividend of 12% per year payable quarterly in arrears from January 28, 1999 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24 percent). The Convertible PIK Preferred has the same redemption rights as the PIK Preferred. The Convertible PIK Preferred is convertible into Common Stock on a one to one basis, subject to adjustments as described in the certificate of designation for the Company's Convertible PIK Preferred.

                  Together with the issuance of the PIK Preferred Stock, the Company issued a warrant to purchase 350,000 shares of Common Stock at a price of $10 per share (the "Warrant") representing the fair value of Common Stock on the date of issuance. The Warrant may not be transferred or exchanged, in whole or in part, separately from, but may be transferred or exchanged only together with, an equivalent proportion of such PIK Preferred Stock.

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

         MANAGEMENT STOCK OPTION PLAN

                  At the date of  Acquisition,  the Company adopted a Management
         Stock Option Plan (the "Plan") and issued options to purchase 713,000 shares of Common Stock at an exercise price of $10.00 per share
         (estimated fair value of the Common Stock at date of grant) to officers, key employees and non-employee directors of the Company. The Plan provides that one-half of the options (service-based options) granted under the Plan will vest automatically over a five year period and the other one-half (performance-based options) became eligible for vesting as to 10% on April 15, 1996, as to 20% on April 15, 1997, as to 20% on April 15, 1998 and the remaining options become eligible for vesting as to an additional 20% on each of April 15, 1999 and 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001, if the Company attains certain predetermined financial performance goals, or in any case no later than the tenth anniversary of the Acquisition. Based upon the Company's performance in 1995, 1996, 1997 and 1998, the Company's Board of Directors determined that the following eligible performance-based options would vest: 60% on April 15, 1996, 0% on April 15, 1997, 0% on April 15, 1998 and 0% on April
         15, 1999. The options expire ten years from the date of grant or earlier in certain circumstances. In the event of a Sale or an IPO (as defined in the Plan) of the Company, all outstanding unvested service-based options and performance-based options will become immediately vested and exercisable prior to the effective date of such Sale or IPO. At the date of the Acquisition, the Company reserved 850,000 shares of its Common Stock for issuances under the Plan. Effective August 1, 1997, the number of shares reserved for issuances under the Plan was increased to 1,200,000. A summary of options outstanding is as follows:

                                                                DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                    1996              1997               1998
                                                                ------------      ------------       ------------
         Outstanding, beginning of year                            683,000            650,000          1,096,500
         Granted                                                    89,000            551,500            141,500
         Cancelled                                                (122,000)          (105,000)          (171,000)
                                                                ----------         ----------        -----------
         Outstanding, end of year                                  650,000          1,096,500          1,067,000
                                                                ==========          =========        ===========

             Exercisable, end of year                               82,680            161,470            295,473
                                                                ==========         ==========        ===========

                  The exercise price for all options was $10.00

                  Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone. Had compensation cost for the stock option been determined based on the fair value of the option at a date of grant consistent with the requirements of SFAS No. 123, Dictaphone's net loss would have been increased to the pro forma amounts indicated below:

                                                                          1996             1997              1998
                                                                          ----             ----              ----

              Net loss                      As reported                $(36,987)        $(70,921)         $(56,764)
                                            Pro Forma                  $(37,182)        $(71,503)         $(57,051)

                  The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1996                1997             1998
                                                         ----                ----             ----
              Risk free interest rate                    6.21%              5.72%             4.56%
              Expected life                              5 years            5 years         5 years
              Expected volatility                          ---                 ---            ---
              Expected dividend yield                      ---                 ---            ---

9.       INCOME TAXES

                  The (benefit) provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                            YEAR ENDED                YEAR ENDED               YEAR ENDED
                                         DECEMBER 31, 1996         DECEMBER 31, 1997        DECEMBER 31, 1998
                                         -----------------         -----------------        -----------------
             Current:
                 Federal                    $      ---                 $      ---              $      ---
                 State                             ---                        ---                     ---
                 Foreign                           (55)                       707                   1,105
                                            ----------                 ----------              ----------
                    Total                   $      (55)                $      707                   1,105
                                            ----------                 ----------              ----------

             Deferred:
                 Federal                    $  (14,686)                $    1,059              $      929
                 State                          (3,139)                    (2,203)                    221
                 Foreign                        (1,051)                      (623)                 (1,377)
                                            ----------                 ----------              ----------
                    Total                      (18,876)                    (1,767)                   (227)
                                            ----------                 ----------              ----------
                         Total              $  (18,931)                $   (1,060)             $      878
                                            ==========                 ==========              ==========

                  The difference between the Company's effective income tax rate and the United States statutory rate for the years ended December 31, 1996, 1997 and 1998 is reconciled below:

                                                          YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                       DECEMBER 31, 1996       DECEMBER 31, 1997       DECEMBER 31, 1998
                                                       -----------------       -----------------       -----------------

         United States statutory rate                        35.00%                  35.00%                  35.00%
             State income taxes, net of Federal
              income tax benefit                              3.81%                   4.32%                   4.17%
             Effect of foreign operations                    (1.39%)                 (0.17%)                 (3.55%)
             Miscellaneous                                   (2.09%)                 (2.83%)                 (1.73%)
             Net operating loss carryforwards
              with no anticipated benefit                       ---                 (34.79%)                 (35.54%)
                                                            -------                 --------                --------
                  Total                                      35.33%                   1.53%                   (1.65%)
                                                            =======                 =======                 ========

                  See Footnote 12 for disaggregated information as to domestic and foreign income before taxes.

                  Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                                  DECEMBER 31,             DECEMBER 31,
                                                                      1997                     1998
                                                                  ------------             ------------
             Deferred tax assets:
                  Net operating loss carryforwards                   $  33,321             $   48,725
                  Amortization - identifiable intangibles               22,694                 25,646
                  Postretirement and pension benefits                    5,010                  5,185
                  Inventory                                              3,010                  5,130
                  Depreciation                                           3,683                  4,809
                  Other                                                  3,347                  5,824
                                                                     ---------             ----------
                  Total gross deferred tax assets                       71,065                 95,319
                                                                     ---------             ----------
             Less: valuation allowance                                 (24,100)               (44,868)
                                                                     ---------             ----------
             Net deferred tax assets                                 $  46,965             $   50,451
                                                                     =========             ==========

             Deferred tax liabilities:
                  Amortization - goodwill                            $  (3,735)            $   (5,481)
                  Capitalized software costs                            (2,240)                (4,209)
                  Other                                                 (1,451)                  (996)
                                                                     ----------            ----------
                  Total deferred tax liabilities                     $  (7,426)            $  (10,686)
                                                                     =========             ==========

                  The Company has  recorded a gross  deferred tax asset of $95.3 million  included  in  other  assets  reflecting  the  benefit  of  net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1998 is approximately $122.5 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, and $35.6 million will expire in the year 2018. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million resulting in a net deferred tax asset of $50.5 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $50.5 million recorded for December 31, 1998, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

10.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TRANSACTIONS WITH STONINGTON CAPITAL APPRECIATION 1994 FUND, L.P.

                  In  the  first  quarter  of  1999,  the  Company  received  an
         additional   $20.0  million  from  the  sale  of  2,000,000  shares  of
         Convertible PIK Preferred Stock to Stonington.

                  Stonington, together with an affiliate of a limited partner of Stonington, own 99.0% of the outstanding Common Stock of the Company, has the power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of the Company. Three of the seven members of the Board of Directors of the Company are employees of an affiliate of Stonington and serve as representatives of Stonington.

         TRANSACTIONS WITH MANAGEMENT

                  In connection with the Acquisition, the Company sold 197,000 shares of Common Stock to certain members of the Company's management (the "Management Investors") for $1,970, the fair value of the Common Stock at the date of sale (the "Management Placement"). The Company financed $1,273 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate in effect for the Revolving Credit Facility under the Credit Agreement plus 2.75%. Interest was due annually starting in August 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to a Stockholder's Agreement.

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

11.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

         CONCENTRATIONS OF RISKS

                  A substantial portion of the Company's revenues are derived from the sale of products manufactured at the Company's manufacturing facility which is located in Melbourne, Florida. This manufacturing facility is subject to the normal hazards of any such facility that could result in damage to the facility. Any such damage to this facility or prolonged delay in the operations of this facility for repairs or other reason would have a materially adverse effect on the Company's financial position and results of operations.

         COMMITMENTS

                  The Company leases certain factory and office facilities under lease agreements extending from one to twenty-five years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

                  Future minimum lease payments for operating leases as of December 31, 1998 are as follows:

                  YEARS ENDING DECEMBER 31,
                    1999                                    $     5,421
                    2000                                          4,691
                    2001                                          3,545
                    2002                                          2,672
                    2003                                          2,479
                    Later years                                  24,792
                                                            -----------
                  Total minimum lease payments              $    43,600
                                                            ===========

11.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK (CONTINUED)

                  Rental expense under operating  leases was $5,168,  $5,073 and
         $4,952  for  the  years  ended  December  31,  1996,  1997  and   1998,
         respectively.

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

                  The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. As these proceedings are at a preliminary stage, is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Acquisition Agreement, subject to certain limitations.

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

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION

                  Dictaphone Corporation has fully and unconditionally guaranteed the repayment of the Notes. Dictaphone Non-U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes.

                  The following are the supplemental consolidating statement of operations and cash flow information for the years ended December 31, 1996, 1997 and 1998, and the supplemental consolidating balance sheet information as of December 31, 1997 and 1998.

                                              DICTAPHONE CORPORATION
                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1996


                                                       DICTAPHONE      DICTAPHONE       CONSOLIDATING
                                                      CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                      -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                     $  174,952        $   36,229       $  (12,157)       $  199,024
         Contract manufacturing sales                      40,614               ---              ---            40,614
         Support services                                  81,311            11,519              ---            92,830
                                                       ----------        ----------       ----------        ----------
             Total revenues                               296,877            47,748          (12,157)          332,468
                                                       ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                        163,752            29,101          (11,705)          181,148
         Selling and administrative                       126,057            23,160              ---           149,217
         Research and development                          14,135               ---              ---            14,135
         Interest expense - net and other                  40,387             1,158               14            41,559
                                                       ----------        ----------       ----------        ----------
             Total costs and expenses                     344,331            53,419          (11,691)          386,059
                                                       ----------        ----------       ----------        ----------

       Equity (loss) earnings                              (7,024)              ---            7,024               ---
                                                       ----------        ----------       ----------        ----------

       (Loss) income before income taxes                  (54,478)           (5,671)           6,558           (53,591)

       Income tax benefit                                  17,508             1,232              191            18,931
                                                       ----------        ----------       ----------        ----------

       Net (loss) income                               $  (36,970)       $   (4,439)      $    6,749        $  (34,660)
                                                       ==========        ==========       ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)



                                              DICTAPHONE CORPORATION
                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1997


                                                       DICTAPHONE      DICTAPHONE       CONSOLIDATING
                                                      CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                      -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                     $  183,200        $   32,356       $  (12,662)       $  202,894
         Contract manufacturing sales                      42,864               ---              ---            42,864
         Support services                                  83,918            10,366              ---            94,284
                                                       ----------        ----------       ----------        ----------
             Total revenues                               309,982            42,722          (12,662)          340,042
                                                       ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                        180,501            27,064          (13,133)          194,432
         Selling and administrative                       141,749            13,776              ---           155,525
         Research and development                          14,705               ---              ---            14,705
         Interest expense - net and other                  42,111             2,551              ---            44,662
                                                       ----------        ----------       ----------        ----------
             Total costs and expenses                     379,066            43,391          (13,133)          409,324
                                                       ----------        ----------       ----------        ----------

       Equity (loss) earnings                             (11,382)              ---           11,382               ---
                                                       ----------        ----------       ----------        ----------

       (Loss) income before income taxes                  (80,466)             (669)          11,853           (69,282)

       Income tax benefit (expense)                         1,163                87             (190)            1,060
                                                       ----------        ----------       ----------        ----------

       Net (loss) income                               $  (79,303)       $     (582)      $   11,663        $  (68,222)
                                                       ==========        ==========       ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)


                                              DICTAPHONE CORPORATION
                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1998


                                                      DICTAPHONE      DICTAPHONE       CONSOLIDATING
                                                      CORPORATION      NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                      -----------     ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                   $  189,818        $   17,355       $   (9,843)       $  197,330
         Contract manufacturing sales                    47,063               ---              ---            47,063
         Support services                                80,330             7,595              ---            87,925
                                                     ----------        ----------       ----------        ----------
             Total revenues                             317,211            24,950           (9,843)          332,318
                                                     ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                      183,066            16,002          (10,380)          188,688
         Selling and administrative                     126,691            13,174                7           139,872
         Research and development                        17,128               ---              ---            17,128
         Interest expense - net and other                36,482             2,960              ---            39,442
                                                     ----------        ----------       ----------        ----------
             Total costs and expenses                   363,367            32,136          (10,373)          385,130
                                                     ----------        ----------       ----------        ----------

       Equity (loss) earnings                            (4,496)              ---            4,496               ---
                                                     ----------        ----------       ----------        ----------

       (Loss) income before income taxes                (50,652)           (7,186)           5,026           (52,812)

       Income tax (expense) benefit                      (1,405)              732             (205)             (878)
                                                     ----------        ----------       ----------        ----------

       Net (loss) income                             $  (52,057)       $   (6,454)      $    4,821        $  (53,690)
                                                     ==========        ==========       ==========        ==========


12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)


                                              DICTAPHONE CORPORATION
                          SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                 DECEMBER 31, 1997


                                                      DICTAPHONE      DICTAPHONE       CONSOLIDATING
                                                      CORPORATION      NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                      -----------     ----------       -------------     ------------
       ASSETS
       Current assets:
         Cash and cash equivalents                   $    8,276       $    2,001        $      ---        $   10,277
         Accounts receivable, less allowances            64,884            8,699            (1,644)           71,939
         Inventories                                     45,962            3,645              (828)           48,779
         Other current assets                             7,869            3,806               ---            11,675
                                                     ----------       ----------        ----------        ----------
           Total current assets                         126,991           18,151            (2,472)          142,670

       Investments in subsidiaries                       34,170              ---           (34,170)              ---
       Property, plant and equipment, net                32,041            3,290               ---            35,331
       Deferred financing costs                          10,900              ---               ---            10,900
       Intangibles, net                                 214,070           15,252               ---           229,322
       Other assets                                      49,131            2,365               323            51,819
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  467,303       $   39,058        $  (36,319)       $  470,042
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   48,649       $    6,602        $   (1,794)       $   53,457
         Advance billings                                34,252            2,932               ---            37,184
         Current portion of long-term debt                  628              167               ---               795
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     83,529            9,701            (1,794)           91,436
       Long-term debt                                   342,372           17,935           (17,491)          342,816
       Other liabilities                                 10,477               52               ---            10,529
       Stockholders' equity (deficit)                    30,925           11,370           (17,034)           25,261
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  467,303       $   39,058        $  (36,319)       $  470,042
                                                     ==========       ==========        ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)


                                              DICTAPHONE CORPORATION
                          SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                 DECEMBER 31, 1998


                                                      DICTAPHONE      DICTAPHONE       CONSOLIDATING
                                                      CORPORATION      NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                      -----------     ----------       -------------     ------------
       ASSETS
       Current assets:
         Cash and cash equivalents                   $   10,114       $    1,613        $      ---        $   11,727
         Accounts receivable, less allowances            75,447            6,782            (4,797)           77,432
         Inventories                                     50,666            2,987              (291)           53,362
         Other current assets                             4,062            3,079               118             7,259
                                                     ----------       ----------        ----------        ----------
           Total current assets                         140,289           14,461            (4,970)          149,780

       Investments in subsidiaries                       28,520              ---           (28,520)              ---
       Property, plant and equipment, net                29,320            3,105               ---            32,425
       Deferred financing costs                           9,920              ---               ---             9,920
       Intangibles, net                                 192,492           13,630               ---           206,122
       Other assets                                      52,028            4,052               ---            56,080
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  452,569       $   35,248        $  (33,490)       $  454,327
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   53,100       $   11,111        $   (5,581)       $   58,630
         Advance billings                                37,294            2,292               ---            39,586
         Current portion of long-term debt                  628              167               ---               795
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     91,022           13,570            (5,581)           99,011
       Long-term debt                                   369,445           17,783           (17,491)          369,737
       Other liabilities                                 13,324              817               ---            14,141
       Stockholders' equity (deficit)                   (21,222)           3,078           (10,418)          (28,562)
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  452,569       $   35,248        $  (33,490)       $  454,327
                                                     ==========       ==========        ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)


                                              DICTAPHONE CORPORATION
                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1996


                                                        DICTAPHONE       DICTAPHONE      CONSOLIDATING
                                                        CORPORATION       NON-U.S.        ADJUSTMENTS     CONSOLIDATED
                                                        -----------      ----------      --------------   ------------
       Operating activities:
         Net loss                                      $  (32,696)       $   (4,439)      $    2,475        $  (34,660)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   66,889             4,246              ---            71,135
           Provision for deferred income taxes            (17,633)           (1,052)            (191)          (18,876)
           Change in assets and liabilities:
             Accounts receivable                            1,053               167            2,100             3,320
             Inventories                                    2,346             1,021              466             3,833
             Other current assets                            (244)             (204)             (65)             (513)
             Accounts payable and
               accrued liabilities                         (4,537)              900           (2,035)           (5,672)
             Advance billings                                 715              (548)             ---               167
             Other assets and other                        (8,228)           (1,438)          (2,750)          (12,416)
                                                       ----------        ----------       ----------        ----------
       Net cash provided by (used in)
         operating activities                               7,665            (1,347)             ---             6,318
                                                       ----------        ----------       ----------        ----------

       Investing activities:
         Payment for acquisition                           (8,000)              ---              ---            (8,000)
         Net investment in fixed assets                    (5,007)           (1,218)             ---            (6,225)
                                                       ----------        ----------       ----------        ----------
       Net cash used for investing activities             (13,007)           (1,218)             ---           (14,225)
                                                       ----------        ----------       ----------        ----------

       Financing activities:
         Repayment under term loan facility                (7,750)              ---              ---            (7,750)
         Borrowing from promissory notes                     (147)              147              ---               ---
         Borrowing under revolving credit
           facility                                        32,000               ---              ---            32,000
         Repayment under revolving credit
           facility                                       (23,000)              ---              ---           (23,000)
         Other                                               (783)            1,079              ---               296
                                                       -----------       ----------       ----------        ----------
       Net cash provided by financing activities              320             1,226              ---             1,546
                                                       ----------        ----------       ----------        ----------

       Effect of exchange rate changes on cash                ---                 9              ---                 9
                                                       ----------        ----------       ----------        ----------

       Decrease in cash                                    (5,022)           (1,330)             ---            (6,352)

       Cash and cash equivalents,
        beginning of period                                11,591             2,688              ---            14,279
                                                       ----------        ----------       ----------        ----------

       Cash and cash equivalents,
        end of period                                  $    6,569        $    1,358       $      ---        $    7,927
                                                       ==========        ==========       ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)

                                              DICTAPHONE CORPORATION
                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1997


                                                        DICTAPHONE       DICTAPHONE      CONSOLIDATING
                                                        CORPORATION       NON-U.S.        ADJUSTMENTS     CONSOLIDATED
                                                        -----------      ----------      -------------    ------------
       Operating activities:
         Net loss                                      $  (66,646)       $     (582)      $     (994)       $  (68,222)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   65,115             3,400              ---            68,515
           Provision for deferred income taxes             (1,334)             (623)             190            (1,767)
           Non-recurring charge for digital
            product obsolescence                           13,426             1,476              ---            14,902
           Change in assets and liabilities:
              Accounts receivable                         (14,811)           (1,165)          (2,893)          (18,869)
              Inventories                                  (8,442)            4,385             (471)           (4,528)
              Other current assets                         (1,907)               31              ---            (1,876)
              Accounts payable and
                accrued liabilities                         6,821            (3,815)           2,890             5,896
              Advance billings                              3,006              (504)             ---             2,502
              Other assets and other                      (12,323)              169            1,158           (10,996)
                                                       ----------        ----------       ----------        ----------
       Net cash (used in) provided by
         operating activities                             (17,095)            2,772             (120)          (14,443)
                                                       -----------       ----------       -----------       ----------

       Investing activities:
         Net investment in fixed assets                    (4,962)             (937)             ---            (5,899)
                                                       ----------        ----------       ----------        ----------
       Net cash used for investing activities              (4,962)             (937)             ---            (5,899)
                                                       ----------        ----------       ----------        ----------

       Financing activities:
         Borrowing under term loan facility                62,750               ---              ---            62,750
         Repayment under term loan facility               (71,000)              ---              ---           (71,000)
         Proceeds from sale of common stock                35,000               ---              ---            35,000
         Borrowing under revolving credit
           facility                                        88,600               ---              ---            88,600
         Repayment under revolving credit
           facility                                       (88,600)              ---              ---           (88,600)
         Other                                             (2,986)           (1,103)             120            (3,969)
                                                       -----------       ----------       ----------        ----------
       Net cash provided by (used in) financing
         activities                                        23,764            (1,103)             120            22,781
                                                       ----------        ----------       ----------        ----------

       Effect of exchange rate changes on cash                ---               (89)             ---               (89)
                                                       ----------        ----------       ----------        ----------

       Increase in cash                                     1,707               643              ---             2,350

       Cash and cash equivalents,
        beginning of period                                 6,569             1,358              ---             7,927
                                                       ----------        ----------       ----------        ----------

       Cash and cash equivalents,
          end of period                                $    8,276        $    2,001       $      ---        $   10,277
                                                       ==========        ==========       ==========        ==========

12.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (CONTINUED)

                                              DICTAPHONE CORPORATION
                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                           YEAR ENDED DECEMBER 31, 1998


                                                        DICTAPHONE       DICTAPHONE      CONSOLIDATING
                                                        CORPORATION       NON-U.S.        ADJUSTMENTS     CONSOLIDATED
                                                        -----------      ----------      -------------    ------------
       Operating activities:
         Net loss                                      $  (52,057)       $   (6,461)      $    4,828        $  (53,690)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   36,987             2,908              ---            39,895
           Provision for deferred income taxes              1,150            (1,377)             ---              (227)
           Non-recurring charge for product
            obsolescence                                    4,999               ---              ---             4,999
           Change in assets and liabilities:
              Accounts receivable                         (10,563)            1,661            3,153            (5,749)
              Inventories                                  (9,703)              505             (537)           (9,735)
              Other current assets                          3,807               678              205             4,690
              Accounts payable and
                accrued liabilities                         3,978             4,731           (3,787)            4,922
              Advance billings                              3,042              (519)             ---             2,523
              Other assets and other                      (10,488)               87           (5,650)          (16,051)
                                                       ----------        ----------       ----------        ----------
       Net cash (used in) provided by
         operating activities                             (28,848)            2,213           (1,788)          (28,423)
                                                       -----------       ----------       -----------       ----------

       Investing activities:
         Net investment in fixed assets                    (8,224)             (627)             ---            (8,851)
         Proceeds from sale of building                    14,000               ---              ---            14,000
                                                       ----------        ----------       ----------        ----------
       Net cash provided by (used in) investing
        activities                                          5,776              (627)             ---             5,149
                                                       ----------        ----------       ----------        ----------

       Financing activities:
         Repayment under term loan facility                (2,427)              ---              ---            (2,427)
         Borrowing under revolving credit
           facility                                        79,000               ---              ---            79,000
         Repayment under revolving credit
           facility                                       (49,500)              ---              ---           (49,500)
         Other                                             (2,163)           (1,940)           1,788            (2,315)
                                                       -----------       ----------       ----------        ----------
       Net cash provided by (used in) financing
        activities                                         24,910            (1,940)           1,788            24,758
                                                       ----------        ----------       ----------        ----------

       Effect of exchange rate changes on cash                ---               (34)             ---               (34)
                                                       ----------        ----------       ----------        ----------

       Increase/(decrease) in cash                          1,838              (388)             ---             1,450

       Cash and cash equivalents,
        beginning of period                                 8,276             2,001              ---            10,277
                                                       ----------        ----------       ----------        ----------

       Cash and cash equivalents,
        end of period                                  $   10,114        $    1,613       $      ---        $   11,727
                                                       ==========        ==========       ==========        ==========

13.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
       INFORMATION

                Dictaphone has two reportable segments: System Products and Services, and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations of Dictaphone which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunications, data management, computer and electronics industries.

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Dictaphone evaluates performance based on profit or loss from operations before income taxes, including nonrecurring gains and losses and foreign exchange gains and losses.

                                              DICTAPHONE CORPORATION
                                              SEGMENT PROFIT AND LOSS

                                                                     SYSTEM
                                                                   PRODUCTS &        CONTRACT
                                                                    SERVICES       MANUFACTURING         TOTAL
                                                                   ----------      -------------         -----
       Revenue from external customers              1998          $  285,255        $   47,063       $  332,318
                                                    1997             297,178            42,864          340,042
                                                    1996             291,854            40,614          332,468

       Intersegment revenues                        1998                 ---            54,411           54,411
                                                    1997                 ---            55,919           55,919
                                                    1996                 ---            53,531           53,531

       Interest expense, net                        1998              39,442               ---           39,442
                                                    1997              44,662                --           44,662
                                                    1996              41,559               ---           41,559

       Depreciation and amortization                1998              38,240             1,655           39,895
                                                    1997              66,534             1,981           68,515
                                                    1996              67,004             4,131           71,135

       Segment profit                               1998             (57,424)            4,612          (52,812)
                                                    1997             (76,036)            6,754          (69,282)
                                                    1996             (56,116)            2,525          (53,591)

       Segment assets                               1998             444,979            43,805          488,784
                                                    1997             459,607            51,050          510,657
                                                    1996             499,274            43,957          543,231

       Expenditures for segment assets              1998              (8,503)             (348)          (8,851)
                                                    1997              (5,754)             (145)          (5,899)
                                                    1996              (6,025)             (200)          (6,225)


13.    DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED
       INFORMATION (CONTINUED)


       GEOGRAPHIC INFORMATION
                                                                                      LONG-LIVED
                                                                     REVENUES          ASSETS
                                                                     --------         ----------
       United States                                1998          $  293,321        $  312,280
                                                    1997             288,906           340,312
                                                    1996             280,447           385,920

       Canada                                       1998              11,641             5,320
                                                    1997              16,659             5,439
                                                    1996              14,439             6,444

       Europe                                       1998              19,492            15,467
                                                    1997              25,156            15,468
                                                    1996              30,982            16,669

       Latin America                                1998               3,625               ---
                                                    1997               3,674               ---
                                                    1996               1,890               ---

       Far East                                     1998               4,239               ---
                                                    1997               5,647               ---
                                                    1996               4,710               ---

       Adjustments                                  1998                 ---           (28,520)
                                                    1997                 ---           (33,847)
                                                    1996                 ---           (32,499)

           TOTAL                                    1998             332,318           304,547
                                                    1997             340,042           327,372
                                                    1996             332,468           376,534


       REVENUE RECONCILIATION
       Total revenue for reportable segments                         1998           $  386,729
                                                                     1997              395,961
                                                                     1996              385,999

       Elimination of intersegment revenues                          1998              (54,411)
                                                                     1997              (55,919)
                                                                     1996              (53,531)

         TOTAL CONSOLIDATED REVENUES                                 1998              332,318
                                                                     1997              340,042
                                                                     1996              332,468

13.    DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED
       INFORMATION (CONTINUED)

       ASSET RECONCILIATION
       Total assets for reportable segments                          1998           $  488,784
                                                                     1997              510,657
                                                                     1996              543,231

       Adjustments                                                   1998              (34,457)
                                                                     1997              (40,615)
                                                                     1996              (38,396)

         CONSOLIDATED TOTAL                                          1998              454,327
                                                                     1997              470,042
                                                                     1996           $  504,835

14.      PENSION AND OTHER POSTRETIREMENT BENEFITS

                  Effective with the Acquisition on August 11, 1995, the Company established a defined benefit pension plan for all active U.S. employees. Responsibility for retired U.S. employees was retained by Pitney Bowes. Certain employees in other countries are covered under contributory and non-contributory defined benefit pension plans. The Dictaphone Plan ("Dictaphone Plan") provides for benefits based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of the Employee Retirement Income Security Act of 1974 and other governmental laws and regulations.

                  The Company sponsors a defined contribution plan (401K) for domestic employees. In 1998, the Company matched 50% of employee contributions up to 4% of eligible compensation, subject to certain limitations. Total Company contributions were $345, $840 and $1,181 for the years ended December 31, 1996, 1997 and 1998, respectively.

                  The Company provides certain postretirement health care and life insurance benefits for qualifying employees in the United States and Canada. Substantially all of these employees may become eligible for coverage. Most retirees outside the United States and Canada are covered by government sponsored and administered programs.

                  The following table sets forth the amounts recognized in the Company's balance sheet at December 31, 1997 and 1998 for Company sponsored defined benefit pension plans and postretirement benefit plans.


                                                                                                        POSTRETIREMENT
                                                                        PENSION BENEFITS                   BENEFITS
                                                                   ---------------------         ------------------------
                                                                   1997             1998         1997            1998
   RECONCILIATION OF PROJECTED BENEFIT OBLIGATION
     Projected benefit obligation at beginning of year            $   44,129      $   50,182    $    9,550     $   10,946
       Service cost                                                    2,185           2,393           630            668
       Interest cost                                                   3,197           3,499           685            353
       Benefits paid                                                  (1,400)         (1,778)         (226)          (289)
       Actuarial (gain) or loss                                        2,354           3,683           347         (5,621)
       Foreign exchange                                                 (283)            (10)          ---            ---
                                                                  ----------      ----------    ----------     ----------
     Projected benefit obligation at end of year                      50,182          57,969        10,986          6,057
                                                                  ----------      ----------    ----------     ----------

   RECONCILIATION OF ASSETS
     Assets at beginning of year                                      44,558          51,954           ---            ---
       Actual return on plan assets                                    8,409           7,632           ---            ---
       Employer contributions                                            279             372           226            289
       Benefits paid                                                  (1,400)         (1,778)          ---            ---
       Foreign exchange                                                  108            (405)         (226)          (289)
                                                                  ----------      ----------    ----------     ----------
     Fair value of plan assets at end of year                         51,954          57,775           ---            ---
                                                                  ----------      ----------    ----------     ----------

   ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
   Vested benefit obligation                                          38,449          45,652           ---            ---
   Accumulated benefit obligation                                     42,480          49,525        10,986          6,057
   Projected benefit obligation                                       50,182          57,969           ---            ---
   Plan assets at fair value                                          51,954          57,775           ---            ---
   Projected benefit obligation (in excess of) or less than
    plan assets                                                        1,772            (194)      (10,986)        (6,057)
   Unrecognized net (gain) or loss                                    (5,004)         (4,072)        1,264         (3,692)
   Prior service cost not yet recognized in net periodic
    benefit cost                                                         ---             ---           ---            ---
   Unrecognized net obligation (asset) existing at year end             (989)           (769)          ---            ---
                                                                   ---------        --------    ----------     ----------
   Prepaid benefit cost (liability) recognized in the
    statement of financial position                                   (4,221)         (5,035)       (9,722)        (9,749)
                                                                   ---------        --------    ----------     ----------
   Net periodic benefit cost included in the following components:
   Service cost - benefits earned during the year                      2,185           2,393           630            668
   Interest on projected benefit obligation                            3,197           3,499           685            353
   Expected return on assets                                          (4,138)         (4,682)          ---            ---
   Amortization of transitional assets at beginning of year             (205)           (204)          ---            ---
   Amortization of prior service cost at beginning of year               ---             ---           ---            ---
   Amortization of (gain)/loss at beginning of year                     (126)            (80)           (3)          (656)
                                                                   ---------        --------    ----------     ----------

   Net periodic benefit cost                                       $     913        $    926    $    1,312     $      365
                                                                   ---------        --------    ----------     ----------

   Discount rate for net periodic benefit cost                         7.50%           6.78%         7.50%          7.00%
   Discount rate for disclosure information                            7.07%           6.73%         7.00%          6.75%
   Salary increase assumption                                          4.97%           4.56%         4.75%          4.75%
   Long term rate of return on assets                                  9.35%           8.87%           ---            ---

                                                                                  1 PERCENTAGE        1 PERCENTAGE
                                                                                  POINT INCREASE      POINT INCREASE
                                                                                  --------------      --------------
   Effect on total of service and interest cost components           --  1998         $   61          $     (54)
                                                                     --  1997            167                N/A
   Effect on postretirement benefit obligation                       --  1998            252               (244)
                                                                     --  1997          1,177                N/A

SCHEDULE II


                                              DICTAPHONE CORPORATION

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                   BALANCE AT        CHARGED TO                      BALANCE
                                                    BEGINNING        COSTS AND                      AT END OF
            DESCRIPTION                             OF PERIOD         EXPENSES      DEDUCTIONS       PERIOD
            -----------                            ----------        ----------     ----------      ----------
YEAR ENDED DECEMBER 31, 1998
----------------------------
Allowance for doubtful accounts                     $    810         $   1,872       $  1,714        $     968

YEAR ENDED DECEMBER 31, 1997
----------------------------
Allowance for doubtful accounts                        1,339                72            601              810

YEAR ENDED DECEMBER 31, 1996
----------------------------
Allowance for doubtful accounts                        1,462             1,599          1,722            1,339


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information with respect to the persons who are members of the Board of Directors or were executive officers of the Company as of March 15, 1999.

NAME                              AGE    POSITION
----                              ---    --------

John H. Duerden ...............   58     Chairman, Chief Executive Officer and President
Joseph D. Skrzypczak...........   43     Chief Operating Officer and Director
Albert J. Fitzgibbons, III.....   53     Director
Emil F. Jachmann...............   52     Director
Alexis P. Michas...............   41     Director
Scott M. Shaw   ...............   36     Director
Peter P. Tong   ...............   57     Director
Joseph Delaney  ...............   53     Senior Vice President, Customer Support
Ronald A. Elwell...............   38     Senior Vice President and General Manager, Communications
                                         Recording Systems and International Operations
Daniel P. Hart  ...............   40     Senior Vice President, General Counsel and Secretary
Thomas C. Hodge ...............   53     Senior Vice President, Manufacturing and Logistics
Robert G. Schwager.............   45     Senior Vice President and General Manager, Voice Systems

       The business experience of each of the directors and executive officers during the past five years is as follows:

       JOHN H. DUERDEN has served as Chairman, Chief Executive Officer and President of the Company since August 1995. Mr. Duerden served as Joint President and Chief Operations Officer of the Reebok Brands division of Reebok International Limited, with responsibility for global sales, finance, operations and production from October 1994 to February 1995. He was a Director of Reebok International Limited from June 1991 until April 1995. Mr. Duerden was previously President of Worldwide Operations for Reebok, from January 1994 to September 1994 and, before that, President of the Reebok International Operations group of the Reebok Brands division from October 1992 until January 1994. Prior to that, Mr. Duerden was President and Chief Executive Officer of the Reebok Brands division from February 1990 to September 1992 and President of Reebok International Operations from October 1988 to February 1990. Prior to joining Reebok, Mr. Duerden was employed by Xerox Corporation for 20 years in a variety of corporate and international management positions. In February 1997, Mr. Duerden became a limited partner of Stonington Partners, L.P. ("SPLP"). Mr. Duerden is a director of Sunglass Hut International, Inc. and is on the Board of Advisors of Outward Bound U.S.A.

       JOSEPH D. SKRZYPCZAK has been a Director of the Company since August 1995. Mr. Skrzypczak has served as Chief Operating Officer and Chief Financial Officer since October 1998. Prior to being elected Chief Operating Officer, Mr. Skrzypczak served as Senior Vice President and Chief Financial Officer from October 1997 to October 1998 and served as Vice President and Chief Financial Officer from May 1994 to October 1997. While serving in such capacity prior to the Acquisition, Mr. Skrzypczak's responsibilities covered Pitney Bowes Office Systems, which included the Company, Copier Systems, and Facsimile Systems, in which capacity he was directly responsible for all financial and administrative activities of the Company. In May 1989, Mr. Skrzypczak was appointed Vice
President, Finance, Facsimile Systems, from which time his role expanded to include finance responsibilities for Copier Systems and Dictaphone. Mr. Skrzypczak joined Pitney Bowes in 1981 and held various management positions. Prior to joining Pitney Bowes, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

       ALBERT J. FITZGIBBONS, III has served as a Director of the Company since August 1995. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. ("Stonington Partners"), a position that he has held since 1993 and a Partner and a Director of Stonington Partners, Inc. II ("Stonington II"), a position he has held since 1994. Mr. Fitzgibbons has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co., since 1988. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994. Mr. Fitzgibbons is also a Director of Borg-Warner Security Corporation, Merisel, Inc., United Artists Theater Circuit, Inc. and U.S. Foodservice.

       EMIL F. JACHMANN has served as a Director of the Company since August 1995. Mr. Jachmann is President and Chief Executive Officer of Zen Research Inc., which develops and markets high performance optical disc drive technology, primarily advanced detection optics and chip sets. He has held these positions since January 1995. Mr. Jachmann was President of EFJ Associates from June 1994 to January 1995. From June 1991 until June 1994, he was President of the Shipping and Weighing Systems Division of Pitney Bowes. Mr. Jachmann was also President of Dictaphone Canada Ltd. from June 1990 to June 1991. Mr. Jachmann is a Director of several privately held companies.

       ALEXIS P. MICHAS has served as Director of the Company since August 1995. Mr. Michas is the Managing Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. Michas is also the Managing Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989, he was a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994 and a Director in the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1991. Mr. Michas is also a Director of Blue Bird Corporation, Borg-Warner Automotive, Inc., Borg-Warner Security Corporation, Goss Graphics Systems, Inc., Packard BioScience Company and several privately held companies.

       SCOTT M. SHAW has served as a Director of the Company since August 1995. Mr. Shaw is a Partner of Stonington Partners, a position that he has held since February 1999. Prior to being elected Partner, Mr. Shaw had been a Principal of Stonington Partners since 1993. Mr. Shaw was an Associate of MLCP from 1991 to July 1994 and an Analyst of MLCP from 1986 to 1989. Mr. Shaw was also a Vice President of the Investment Banking Division of Merrill Lynch & Co. from January to July 1994, an Associate of the Investment Banking Division of Merrill Lynch & Co. from 1991 to 1994, and an Analyst of the Investment Banking Division of Merrill Lynch & Co. from 1986 to 1989. Mr. Shaw is also a Director of Goss Graphic Systems, Inc., United Artists Theater Circuit, Inc. and a privately held company.

       PETER P. TONG has served as a Director of the Company since February 1997. Mr. Tong is President of Mandarin Partners LLC, an investment partnership. Mr. Tong was a private investor from 1996 to 1997. From January 1996 to May 1996, Mr. Tong served as the Co-President of Marquette Electronics, Inc., a manufacturer of medical equipment. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation. Mr. Tong is a Director of Packard BioScience Company and is also on the Boards of Directors of several privately held companies.

       JOSEPH DELANEY has served as Senior Vice President, Customer Support since October 1998. From October 1997 to October 1998, Mr. Delaney served as Senior Vice President, Customer Service Operations and from June 1997 to October 1997 served as Vice President, Customer Service Operations. From January to June 1997, Mr. Delaney served as acting Vice President of Customer Service Operations. Mr. Delaney joined Dictaphone Corporation in December 1968 as a service representative in Detroit, Michigan. Since that time he has held various positions of responsibility with Dictaphone. Mr. Delaney served as District Service Manager in Detroit, Michigan from June 1976 to October 1990 and served as Regional Service Director, Southern Region from November 1990 to January 1997.

       RONALD A. ELWELL has served as Senior Vice President and General Manager, Communications Recording Systems and International Operations since October 1998. From October 1997 to October 1998, Mr. Elwell served as Senior Vice President and General Manager, Communications Recording Systems, and from August 1997 to October 1997 as Vice President and General Manager, Communications Recording Systems. From April 1996 to August 1997, he served as Vice President, Marketing and Product Development for the Company and served as Vice President, Product Development and Engineering for Dictaphone from January 1996 to April 1996. Mr. Elwell joined Dictaphone Corporation in December 1983. Since that time he has held various positions of responsibility with Dictaphone. Mr. Elwell served as District Manager in Harrisburg, Pennsylvania from 1988 to 1992 and served as General Manager of Dictaphone Canada from 1992 to November 1995. From November 1995 to January 1996, he was a Vice President in the Company's Marketing department.

       DANIEL P. HART has served as Senior Vice President and General Counsel of the Company since October 1997 and Vice President, General Counsel from November 1995 to October 1997. Mr. Hart is also responsible for the Company's human resources department and business development activities. Mr. Hart has served as Secretary of the Company since November 1995. From 1993 to 1994, Mr. Hart served as General Counsel of Brooke Group Ltd. and certain of its affiliates and from 1988 to 1993 served as Associate General Counsel of such companies. Mr. Hart was a consultant and private investor from 1994 to 1995.

       THOMAS C. HODGE has served as Senior Vice President, Manufacturing and Logistics since October 1997. From June 1989 to October 1997, Mr. Hodge served as Vice President, Operations Manufacturing for the Company's facility in Melbourne, Florida. Prior to June 1989, Mr. Hodge held various positions throughout the manufacturing facility. Mr. Hodge joined Dictaphone Corporation in October 1978 as the Production Control Manager.

       ROBERT G. SCHWAGER has served as Senior Vice President and General Manager, Voice Systems since October 1998. Mr. Schwager served as Senior Vice President and General Manager, Integrated Health Systems from October 1997 to October 1998, and from August 1997 to October 1997 as Vice President and General Manager, Integrated Health Systems. From October 1995 to August 1997, Mr. Schwager served as Vice President, Sales Operations, North America, and served as Vice President, Sales for Communications Recording Systems from February 1994 to October 1995. Mr. Schwager joined Dictaphone Corporation in 1978 as a Sales Representative in the Milwaukee District Office. He progressed through various sales management positions to that of Regional Sales Vice President in 1988. In 1989, Mr. Schwager joined the Company's headquarters staff as the Vice
President, Marketing. Mr. Schwager was also responsible for the Company's international operations from September 1992 to March 1996.

       Messrs. Fitzgibbons, Michas and Shaw serve as members of the Audit Committee and the Compensation Committee (the "Compensation Committee"). Each of Messrs. Fitzgibbons, Michas and Shaw is an employee of Stonington Partners and serves on the Board of Directors of the Company as a representative of Stonington.

       The Company's directors are elected to serve until their successors have been elected and qualified. Other than Mr. Jachmann and Mr. Tong who earned a $25,000 fee in 1998, no member of the Board received any annual retainer or meeting fees. All members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in connection with meeting attendance. Each officer of the Company serves at the pleasure of the Board of Directors, subject the terms of any existing employment agreement.

       There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

       The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's President and Chief Executive Officer during 1998 and the four other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "named executives") during 1998.

                                            SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                               ----------------------------------------- ---------------------------------------------
                                                                           AWARDS         PAYOUTS
                                                                           ------         -------
                                                              OTHER       SECURITIES    LONG-TERM
    NAME AND                                                 ANNUAL      UNDERLYING   INCENTIVE PLAN     ALL OTHER
PRINCIPAL POSITION       YEAR  SALARY ($)  BONUS ($)  COMPENSATION(1)($) OPTIONS (#)    PAYOUTS ($)   COMPENSATION ($)
------------------       ----  ----------  ---------  ------------------ -----------  --------------  ----------------

John H. Duerden          1998 $1,033,269   $497,500        $199,844            ---          ---           $285,893(3)
 Chairman, President     1997    985,981    497,500          95,713        325,000          ---            172,540
 and Chief Executive     1996    660,000    660,000         108,407            ---          ---            142,024
 Officer

Joseph D. Skrzypczak,    1998    298,269    395,000(2)       41,863         20,000          ---             45,067(3)
 Chief Operating         1997    239,171    137,500          12,455            ---          ---             17,047
 Officer                 1996    167,607    140,791          11,828            ---          ---             15,365

Robert G. Schwager,      1998    259,616    277,787             ---            ---          ---              3,579(3)
 Senior VP & General     1997    199,796     77,500             ---            ---          ---                837
 Manager, Voice          1996    184,377    106,933             ---            ---          ---                100
 Systems

Daniel P. Hart,          1998    228,462     65,000             ---          3,000          ---              4,188(3)
 Senior VP and           1997    172,669     77,000             ---          7,000          ---              2,690
 General Counsel         1996    122,500     59,450             ---            ---          ---                100

Ronald A. Elwell,        1998    271,635        ---             ---            ---          ---              5,100(3)
 Senior VP & General     1997    191,333     77,500             ---         15,000          ---              2,970
 Manager, Communica-     1996    151,389     77,760          88,501            ---          ---              1,229
 tions Recording Systems
 and International Opera-
 tions

         --------------------------------


(1) The amounts reported in this column for 1998, 1997 and 1996 for each of Messrs. Duerden and Skrzypczak reflect tax gross ups made by the Company. The amounts reported in this column for Mr. Elwell in 1996 includes $22,916 in relocation expenses and $65,585 of tax gross-up. The aggregate value of the perquisites and other personal benefits received by each of Messrs. Duerden, Skrzypczak, Schwager and Hart in 1998, 1997 and 1996, and for Mr. Elwell in 1998 and 1997 have not been reflected because the amount was below the Securities and Exchange Commission's (the "Commission") threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(2) Includes a one time payment in the amount of $250,000 paid in connection with the termination of prior employment agreements. See "Employment and Consulting Agreements."

(3) The compensation reflected in this column for 1998 is comprised of Company contributions to the Company's Deferred Savings Plan, supplemental contributions under supplemental benefits arrangements and Company paid life insurance premiums. Specifically, these amounts for fiscal 1998 were $0, $235,054 and $50,839 for Mr. Duerden; $2,523, $42,361 and $183 for Mr.
      Skrzypczak; $3,479, $0 and $100 for Mr. Schwager; $4,023, $0 and $165 for Mr. Hart; and $5,000, $0 and $100 for Mr. Elwell.

STOCK OPTION GRANTS

       The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1998 to each of the named executives. No stock appreciation rights were granted during 1998.

                                               OPTION GRANTS IN 1998

                                                 INDIVIDUAL GRANTS
                       -----------------------------------------------------------------

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                    AT ASSUMED ANNUAL
                          NUMBER OF         PERCENT OF                                            RATES OF STOCK PRICE
                         SECURITIES        TOTAL OPTIONS                                            APPRECIATION FOR
                         UNDERLYING         GRANTED TO        EXERCISE                               OPTION TERM (3)
                           OPTIONS         EMPLOYEES IN       PRICE ($/       EXPIRATION      ---------------------------
                         GRANTED(#)           1998(1)         SHARE)(2)          DATE            (5%)             (10%)
                         ----------           -------         ---------       ----------         ----             -----

NAME
John Duerden............         ---            ---                 ---              ---              ---           ---
Joseph D. Skrzypczak....   20,000(4)            14%              $10.00         11/20/08         $325,779      $518,748
Robert G. Schwager......         ---            ---                 ---              ---              ---           ---
Daniel P. Hart..........    3,000(4)             2%               10.00          1/30/08           48,867        77,812
Ronald A. Elwell........         ---            ---                 ---              ---              ---           ---

--------------------------------

(1) The Company granted options to purchase a total of 141,500 shares of Common Stock in 1998.

(2) Each of the Company's stock options were granted at the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1998 was $10.00 (as determined by the Company's Board of Directors).

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

(4) One-half of the options granted vest automatically over a five year period and, of the other half, 6% were retroactively vested on April 15, 1996, 0% were vested on April 15, 1997 and 1998, 0% will be vested on April 15, 1999 and the remaining will become eligible for vesting as to an additional 20% on April 15, 2000, with the remaining 10% on April 15, 2001 if the Company attains certain predetermined financial performance goals.

OPTION EXERCISES AND YEAR-END VALUE TABLE

       The following table sets forth information regarding the exercise of stock options during fiscal 1998 and the number and year end value of unexercised options held at December 31, 1998 by each of the named executives. No stock appreciation rights were exercised by the named executives during fiscal 1998.

                                     AGGREGATE OPTION EXERCISES IN FISCAL 1998
                                           AND FISCAL 1998 OPTION VALUES


                                                                                                    VALUE OF UNEXERCISED
                                                                  NUMBER OF SECURITIES                 IN-THE-MONEY(1)
                              SHARES                             UNDERLYING UNEXERCISED                   (OPTIONS)
                            ACQUIRED ON         VALUE        OPTIONS AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                           EXERCISE (#)     REALIZED ($)        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
                           ------------     ------------        -------------------------         -------------------------
NAME
----
John H. Duerden...........         ---             ---             177,633/357,367(2)                     $0/$0(4)
Joseph D. Skrzypczak......         ---             ---              14,850/50,150(2)                       0/0(4)
Robert G. Schwager........         ---             ---              14,850/30,150(2)                       0/0(4)
                                 3,900        $167,206                 4,000/0(3)                       182,188/0(5)
Daniel P. Hart............         ---             ---                11,300/28,700(2)                     0/0(4)
Ronald A. Elwell..........         ---             ---              12,900/32,100(2)                       0/0(4)
                                   468          15,049                   0/0(3)                            0/0(5)

-----------------------------
(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options.

(2)      Represents options granted under the Company's Management Stock  Option
         Plan.

(3) Represents options granted under the Pitney Bowes Stock Option Plan during the period 1985 through 1996. The numbers have been adjusted to give effect to the 1986, 1992 and 1998 two-for-one stock splits of Pitney Bowes stock.

(4) The amounts set forth represent the difference between $10.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1998 (as determined by the Board of Directors), and the exercise price of the option, multiplied by the applicable number of options.

(5) The amounts set forth represent the difference between $66.06 per share, the fair market value of Pitney Bowes common stock issuable upon exercise of options at December 31, 1998 and the exercise price of the Pitney Bowes option, multiplied by the applicable number of options.

PENSION PLANS

       The Company currently maintains a non-contributory pension plan for all employees (the "Pension Plan"). As of December 31, 1998, the estimated pension benefits payable to the named executives are as set forth below. The Pension Plan provides monthly benefits at age 65 equal to the sum of (i) for service before January 1, 1988, 0.75% of the participant's average annual earnings from 1983 through 1987 up to $18,000 plus 1.25% of the participant's average annual earnings from 1983 to 1987 above $18,000 multiplied by the participant's years of credited service before January 1, 1988 and (ii) for each year of service after January 1, 1988, 1% of the participant's annual earnings for each year up to the Social Security Wage Base (as defined) for that year plus 1.5% of annual earnings above the Social Security Wage Base for that year. Annual earnings includes overtime pay, incentive pay and bonuses, but excludes reimbursements of other expense allowances, fringe benefits or moving expenses. Employees' pension rights vest after five years of service. Benefits are also available under the Pension Plan upon early or deferred retirement. The projected annual benefit under the qualified pension plan at age 65 assuming no future increases in pay, the social security wage base and Internal Revenue Code (the "Code") Section
401(a)(17) limits and with no provision for the Supplemental Executive Retirement Plan ("SERP") for the named executives is as follows: Mr. Duerden - $20,474; Mr. Skrzypczak - $54,219; Mr. Schwager - $73,572; Mr. Hart - $57,379;
and Mr. Elwell - $70,360. The projected annual benefit under the qualified pension plan at age 65 assuming a 3% future increase in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP for the named executives is as follows: Mr. Duerden - $22,036; Mr. Skrzypczak - $73,008; Mr. Schwager - $88,658; Mr. Hart - $82,694; and Mr. Elwell - $98,107.

       The following table sets forth the estimated annual benefits, based on the indicated credited years of service and the indicated average compensation used in calculating benefits, assuming a normal retirement at age 65, no future increases in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP implemented by the Company.

                                               RETIREMENT PLAN TABLE

                                                                         YEARS OF SERVICE
                                                 -------------------------------------------------------------
AVERAGE ANNUAL COMPENSATION                        15            20             25          30            35
---------------------------                      -------       -------       -------      -------      -------
$   130,000..................................    $24,120       $32,160       $40,200      $48,240      $56,280
    160,000..................................     30,870        41,160        51,450       61,740       72,030

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

       Pursuant to the Employment Agreement, if Mr. Duerden is terminated by the Company without Cause or if he resigns for Good Reason (as defined therein) during the term of the agreement, Mr. Duerden is entitled to receive a lump sum payment equal to two times his base salary. Mr. Duerden is not entitled to receive severance in connection with a termination for Cause or resignation for other than Good Reason. Upon a termination of employment due to death or Disability (as defined therein), the Company is required to pay Mr. Duerden or his estate, as the case may be, an amount equal to the sum of the accrued annual base salary as of the date of death or Disability and the accrued unpaid annual bonus, if any, for the fiscal year prior to the date of death or Disability and a pro-rata portion of the annual bonus accrued to the date of such death or Disability.

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

       As part of his employment arrangement, Mr. Duerden agreed to purchase 70,000 shares of the Company's Common Stock. Mr. Duerden purchased such shares on August 11, 1995 with funds provided by the Company pursuant to an interest-bearing non-recourse loan in the amount of $350,000. Mr. Duerden also received 210,000 options under the Plan (as hereinafter defined). See "Management Stock Option Plan". The 1995 options granted to, and Common Stock purchased by, Mr. Duerden are subject to the same conditions as apply to other Management Investors (as hereinafter defined), as described in the "Stockholders Agreement" (as hereinafter defined). Pursuant to the January 1, 1997 amendment to the Employment Agreement, the Company granted Mr. Duerden an additional 325,000 stock options which options were granted on August 1, 1997 and which vest in one-third increments on the first three anniversaries of the date of grant. These options, which have an exercise price of $10.00 per share, are subject to the Plan.

       The Company has entered into a letter employment agreement with each of Messrs. Skrzypczak, Schwager Hart and Elwell. The agreements have no fixed term of employment. In the event of an involuntary termination of employment by the Company for any reason other than for cause (as defined), Mr. Skrzypczak is entitled to receive salary continuation for twenty-four months irrespective of subsequent employment status and payable in accordance with the Company's existing payroll practices. In the event of an involuntary termination of employment by the Company for any reason other than for cause or substantial underperformance (as defined), Mr. Hart is entitled to receive salary continuation for eighteen months after termination of employment without mitigation and irrespective of subsequent employment status. At the conclusion of the eighteen months of salary continuation, if Mr. Hart has not secured other employment at that time, the Company will extend salary continuation for an additional six months, on a month-by-month basis, as long as Mr. Hart, using reasonable efforts, has not secured other employment. Upon an involuntary termination of employment by the Company for any reason other than for Cause or for Substantial Underperformance (as defined), Mr. Schwager and Mr. Elwell are entitled to receive salary continuation for a minimum of one year after such termination of employment. After the conclusion of the first year of salary continuation, if Messrs. Schwager or Elwell have not secured other employment, the Company has agreed to extend, for a maximum of 12 additional months, such salary continuation on a month-by-month basis as long as the respective officer, using reasonable efforts, has not secured other employment. In addition, the Company's practice and policy is that, if a Senior Vice President's employment is terminated without cause, such officer is also entitled to receive any earned and unpaid annual bonus amounts, including a pro-rated amount in respect of the year in which termination occurs. In addition, Mr. Skrzypczak's bonus for 1998 was guaranteed to be not less than fifty percent (50%) of his base salary. In October 1998, Mr. Skrzypczak entered into a new letter employment agreement with the Company, the severance terms of which are reflected above. In addition, in consideration of the termination of Mr. Skrzypczak's prior employment agreements, the Company paid Mr. Skrzypczak the sum of $250,000 (which sum has been included in the Summary Compensation Table).

       Each of Messrs. Skrzypczak, Schwager, Hart and Elwell are also entitled to receive senior executive outplacement services from a nationally recognized outplacement firm and are entitled to continue to participate in medical, dental and life insurance plans, under the same terms and conditions as when they were employed by the Company, until the earlier of the commencement of new employment or the twelve month anniversary of the date of termination of employment. Messrs. Skrzypczak, Schwager, Hart and Elwell are entitled to elect to receive a cash amount equal to the cost of the above mentioned outplacement services in lieu thereof. Each of Messrs. Skrzypczak, Schwager, Hart and Elwell are also entitled to an additional six-month period of medical insurance coverage as required under Section 498B of the Code.

       The Company has entered into a supplemental compensation arrangement with Mr. Skrzypczak. The arrangement provides benefits under a supplemental executive retirement arrangement without regard to any limitations under Code Sections 401(a)(17) and 415 and will be reduced by amounts receivable by Mr. Skrzypczak from certain other pensions. Mr. Skrzypczak is 100% vested in his benefits under this arrangement.

       In November 1995, the Company entered into a consulting agreement with Mr. Jachmann, a director of the Company. Pursuant to the terms of the agreement, Mr. Jachmann agreed to act as a consultant to the Company for an original term of one year, August 11, 1995 through August 11, 1996. Although a new consulting agreement has not been executed, the Company has continued to utilize Mr. Jachmann's services on a month-by-month basis. In consideration for his consulting services, Mr. Jachmann receives $3,000 per day. During 1998, Mr. Jachmann received $15,000 for consulting services. Mr. Jachmann is also entitled to receive $25,000 for services as a Director.

       In April 1997, the Company entered into a consulting agreement with Mr. Tong, a Director of the Company. In consideration for his consulting services, Mr. Tong receives $1,500 per day. During 1998, Mr. Tong received no income for consulting services. Mr. Tong is also entitled to receive $25,000 for services as a Director.

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

       The Plan provides that Service Options will vest automatically over a five-year period (20% of the options vesting each year) and the Performance Options will vest as to specified percentages over a five-year period based on predetermined financial performance goals. As to all outstanding Performance Options granted prior to 1996, 10% were eligible for vesting on April 15, 1996, 20% were eligible for vesting on each of April 15, 1997 and April 15, 1998 and the remaining options become eligible for vesting as to an additional 20% on each of April 15, 1999 and 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001. For all subsequent Performance Option grants, 20% are eligible for vesting on each April 15, based on the Company's prior year performance, in any case, no later than August 11, 2005, provided that the applicable Participant continues to be employed or continues as a member of the Board. Based on the Company's performance in 1995, 1996, 1997 and 1998, the Company's Board of Directors determined that the following eligible Performance Options would vest: 60% on April 15, 1996, 0% on April 15, 1997 and 0% on April 15, 1998. In addition, the Board has determined that no eligible Performance Options will vest on April 15, 1999. Performance Options which are not vested on each of the April 15 vesting dates remain eligible for future vesting by the Board if the Company reaches certain enterprise values. In the event of a Sale or an IPO (as defined therein) of the Company, all outstanding unvested Service and Performance Options will become immediately vested and exercisable prior to the effective date of such Sale or IPO and appropriate provisions will be required to be made by the Company to permit the holders of options to realize the value of his or her options in connection with such Sale or IPO to the same extent as if he or she had exercised such options in full immediately prior to the effective date of such Sale or IPO and participated therein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       The following sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 1999, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all executive officers and directors of the Company, as a group.

                                                                         AMOUNT AND NATURE
NAME AND ADDRESS                                                           OF BENEFICIAL        PERCENTAGE
OF BENEFICIAL OWNER                                                        OWNERSHIP (1)         OF CLASS
-------------------                                                      -----------------      ----------
Stonington Capital Appreciation 1994 Fund, L.P.(2)................         14,803,000              97.4%
   767 Fifth Avenue
   New York, New York  10153
John H. Duerden(3)................................................            247,633               1.6%
Joseph D. Skrzypczak(3)...........................................             29,850               *
Robert G. Schwager(3).............................................             29,850               *
Daniel P. Hart(3).................................................             19,300               *
Ronald A. Elwell(3)...............................................             22,900               *
Albert J. Fitzgibbons, III(4).....................................         14,803,000              97.4%
Emil F. Jachmann..................................................             10,000               *
Alexis P. Michas(4)...............................................         14,803,000              97.4%
Peter P. Tong.....................................................             10,000               *
Scott M. Shaw(4)..................................................         14,803,000              97.4%
Directors and executive officers as a group ((15) persons)(4)(5)..         15,201,253             100.0%

----------------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible securities held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of any other person. Except as indicated in the footnotes to this table, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Stonington is the record holder of 14,653,000 shares, or 96.4%, of Common Stock. Stonington also controls, but disclaims beneficial ownership of, an additional 150,000 shares purchased by an institutional investor, pursuant to the Stockholder Agreement. Stonington is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners. SPLP, a Delaware limited partnership, is the general partner of Stonington with a 1% economic interest in Stonington. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II, a Delaware corporation, is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interest, Stonington II disclaims beneficial ownership of the shares set forth above. Stonington Partners, a Delaware corporation, is the management company for Stonington with a 1% interest in SPLP. Except for such economic interest, Stonington Partners disclaims beneficial ownership of the shares set forth above. The limited partners of SPLP are certain current and former employees of Stonington Partners, entities controlled by certain employees of Stonington and individuals with special relationships to portfolio companies of Stonington.

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

(3) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 15, 1999, as follows: Mr. Duerden - 177,633 shares; Mr.
      Skrzypczak - 14,850 shares; Mr. Schwager - 14,850 shares; Mr. Hart - 11,300 shares; and Mr. Elwell - 12,900 shares. Mr. Duerden is a 3.1% limited partner of SPLP.

(4) The shares indicated as owned beneficially by Messrs. Fitzgibbons, Michas and Shaw are owned or controlled by Stonington and are included because of their ownership of stock as status as directors of Stonington Partners and Stonington II. Messrs. Fitzgibbons, Michas and Shaw disclaim beneficial ownership of such shares.

(5) Includes 267,253 shares of Common Stock subject to options granted under the Plan which are currently exercisable or vest within 60 days of March 15, 1999 and 2,000,000 shares of Common Stock issuable upon conversion of Convertible Preferred Stock which are currently convertible or are convertible within 60 days of March 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT INVESTMENT AND MANAGEMENT LOANS

       In connection with the Acquisition, the Company sold 197,000 shares of Common Stock to certain key members of the Company's Management, including Messrs. Duerden, Skrzypczak and Schwager for $1,970,000 (the "Management Placement"). The Company financed $1,273,000 of the Management Placement with non-recourse loans bearing interest at a rate equal to the Adjusted Eurodollar Rate (as defined) plus 2.75% in effect for the Revolving Credit Facility under the Credit Agreement. Interest was due annually starting in August 1998. Unless prepaid, all principal, accrued and unpaid interest is due and payable on August 7, 2005. The obligations under the management notes are secured by a pledge of the proportionate number of shares of Common Stock pursuant to the Stockholders Agreement. The name of each executive officer of the Company who participated in the Management Placement whose indebtedness to the Company exceeds $60,000 is listed below: Mr. Duerden -- $350,000; Mr. Skrzypczak -- $95,600; and Mr. Schwager -- $140,000.

STOCKHOLDERS AGREEMENT

       The Company, Stonington, each of the institutional investors who purchased $15 million of the Company's 14% Pay-in-Kind Perpetual Preferred Stock ("Pay-in-Kind Preferred Stock"), together with warrants to purchase 350,000 shares of Common Stock (the "Warrants") or $1.5 million of the Common Stock (the "Equity Private Placement"), and each of Messrs. Duerden, Skrzypczak, Schwager, Hart and Elwell (each a "Stockholder") entered into a stockholder agreement (the "Stockholders Agreement"), which contains among other terms and conditions, provisions relating to voting rights, certain restrictions with respect to the transfer of Common Stock, Pay-in-Kind Preferred Stock and Warrants by certain parties thereunder, certain rights related to puts and calls and certain registration rights granted by the Company with respect to shares of Common Stock.

       Pursuant to the terms of the Stockholders Agreement, Stonington controls the votes of the Common Stock purchased in the Equity Private Placements. Under the Stockholders Agreement, Stonington also has the right to designate at any time and from time to time at least three Directors of the Company and has the right to remove such designees at any time and from time to time and each of the Stockholders have agreed to vote in favor of such designation or removal of such Directors. The Company currently has seven Board members.

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

       Institutional Investors are not permitted to sell or transfer Common Stock, other than to an Affiliate (as defined in the Stockholders Agreement), prior to the occurrence of an IPO. Following an IPO, the Institutional Investors will, with certain limited exceptions, generally be permitted to sell or transfer Common Stock subject to applicable Securities Act restrictions. The Pay-in-Kind Preferred Stock and Warrants are subject to transfer restrictions as set forth in the Stockholders Agreement.

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

        2.     FINANCIAL  STATEMENT  SCHEDULES AND  SUPPLEMENTARY
               INFORMATION REQUIRED TO BE SUBMITTED

               Schedule  II "Valuation and  Qualifying  Accounts" is included in
Part II, Item 8 of this Report.

(B)     Reports on Form 8-K.

               On January 8, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the amendment of the Company's senior Bank Credit Agreement, dated as of August 7, 1995, as amended, to waive compliance by the Company of the financial covenants as of December 31, 1998 and for the four Fiscal Quarter period then ended, to modify the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, to modify the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio Covenants, to change the maturity date of the Tranche C Loans to be equal to that of the Tranche B Loans, and to increase the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans.

               In addition, with the fifth amendment, the Company's principal shareholder (the "Shareholders") agreed to provide the Company with $20,000,000 in new cash equity (the "New Equity") contributions on or before January 28, 1999 to fund working capital and for general corporate purposes.

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

EXHIBITS                          DESCRIPTION
--------                          -----------

  2.7 -- General Conveyance Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  2.8 -- Assumption of Liabilities Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  2.9 -- Merger Agreement between Dictaphone U.S. Acquisition Inc. and Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  2.10 -- Agreement and Plan of Merger between Dictaphone Corporation and Dictaphone Corporation (U.S.), dated January 28, 1998 (filed as
          Exhibit 2.10 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998).
  2.11 -- Certificate of Ownership and Merger merging Dictaphone Corporation with and into Dictaphone (U.S.) (filed as Exhibit 2.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998).
  3(i) -- Restated Certificate of Incorporation of Dictaphone Corporation. 3(ii)-- By-Laws of the Company, adopted April 20, 1995 (filed as Exhibit 3.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  4.1 -- Indenture, dated as of August 11, 1995, among the Company, Dictaphone Corporation (U.S.) and Shawmut Bank Connecticut, National Association, Trustee, relating to the 11-3/4% Senior Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  4.2 -- Bank Credit Agreement, dated as of August 7, 1995, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  4.3 -- First Amendment to Credit Agreement, dated as of June 28, 1996, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on July 18, 1996).
  4.4 -- Second Amendment to Credit Agreement, dated as of June 27, 1997, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.15 to the Company's Current Report on Form 8-K, filed on July 8, 1997).
  4.5 -- Third Amendment (Technical Correction) to Credit Agreement, dated as of July 21, 1997, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14,
          1997).
  4.6 -- Fourth Amendment to Credit Agreement, dated as of November 14, 1997, by and among Dictaphone Corporation and the Lenders party thereto (filed as Exhibit 10.20 to the Company's Current Report on Form 8-K, filed on November 21, 1997).

 *4.7  -- Limited Waiver and Fifth Amendment to Credit Agreement, dated December
          31, 1998, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto.
 *4.8  -- Limited Waiver and First  Amendment to Credit  Agreement,  dated as of
          December 31, 1998, among Dictaphone Corporation (U.S.) and the Lenders party thereto.
  10.1 -- Subscription Agreements for the Equity Private Placements, dated as of August 7, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  10.2 -- Subscription Agreement for Management Private Placement, dated as of August 7, 1995 (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  10.3 -- Stockholders Agreement,  dated as of August 11, 1995 (filed as Exhibit
          10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
  10.4 -- Employment contract of John H. Duerden, dated as of August 9, 1995 (filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).+

EXHIBITS                          DESCRIPTION
--------                          -----------

  10.5 -- Amendment to employment contract of John H. Duerden, dated January 1, 1997 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997).+
 *10.6 -- Letter   Agreement,  dated  October  21,  1998,  between   Dicataphone
          Corporation  and  Joseph D. Skrzypczak.+
  10.7 -- Employment contract of Robert G. Schwager, dated June 19, 1995 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).+
  10.8 -- Management  Stock  Option  Plan  of  the  Company  (filed  as  Exhibit
          10.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995) and Amendment No. 1 to the Management Stock Option Plan, dated as of April 27, 1996 (filed as
          Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).+
  10.9 -- Supply Agreement, dated August 11, 1995, between the Company and Pitney Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).
 10.10 -- Leasing Agreement, dated August 10, 1995, between Dictaphone Corporation (U.S.) and Pitney Bowes Credit Corporation (filed as
          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).
 10.11 -- Consulting Agreement, dated November 17, 1995, between the Company and Emil F. Jachmann (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).+
 10.12 -- Form of Letter Agreement amending the Subscription Agreement for the Management Private Placement, dated as of August 7, 1995, and the Stockholders Agreement, dated as of August 11, 1995 (filed as
          Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).+
 10.13 -- Letter Agreement, dated April 11, 1997, between the Company and Peter Tong (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
 10.14 -- Stock Option Agreement, dated August 1, 1997, between the Company and John H. Duerden (filed as Exhibit 10.15 to the Company's Form 10-K405 for the fiscal year ended December 31, 1997, filed on March 31,
          1998).+
 10.15 -- Amendment No. 2 to the Dictaphone Management Stock Option Plan (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
 10.16 -- Letter Agreement between the Company and Ronald A. Elwell, dated November 8, 1996 (filed as Exhibit 10.18 to the Company's Form 10-K405 for the fiscal year ended December 31, 1997, filed on March 31,
          1998).+
 10.17 -- Stock Option Agreement, dated August 1, 1997, between the Company and Peter P. Tong (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998, filed on May 14, 1998).+
 10.18 -- Agreement of Purchase and Sale of Stratford, CT property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).
 10.19 -- Lease Agreement of Stratford, CT property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.21 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).
*10.20 -- Letter Agreement,  dated May 28, 1997, between Dictaphone  Corporation and Mr. Daniel P. Hart.+
*10.21 -- Executive  Severance  Agreement,  dated  November  11,  1996,  between
          Dictaphone Corporation and Mr. Daniel Hart.+
 21.1 -- List of subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).
  24   -- Powers of Attorney (included on the signature page hereof).
 *27   -- Financial Data Schedule.

------------------------------------

*    Filed herewith.
+    Management contract of compensatory arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stratford, State of Connecticut, on this 26th day of March, 1999.

                                                 DICTAPHONE CORPORATION

                                          By:       /S/ JOHN H. DUERDEN
                                             ------------------------------
                                             John H. Duerden
                                             Chairman, Chief Executive
                                               Officer and President


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1999.

           SIGNATURE                                   TITLE(S)

 /S/  JOHN H. DUERDEN                  Chairman, Chief Executive Officer
------------------------------         and President (Principal Executive
        John H. Duerden                Officer)

 /S/  JOSEPH D. SKRZYPCZAK             Chief Operating Officer, Chief Financial
------------------------------         Officer and Director (Principal Financial
Joseph D. Skrzypczak                   and Accounting Officer)

/S/ ALBERT J. FITZGIBBONS, III                        Director
------------------------------
 Albert J. Fitzgibbons, III

 /S/  EMIL F. JACHMANN                                Director
------------------------------
     Emil F. Jachmann

/S/   ALEXIS P. MICHAS                                Director
------------------------------
      Alexis P. Michas

/S/   SCOTT M. SHAW                                   Director
------------------------------
       Scott M. Shaw

 /S/  PETER P. TONG                                   Director
------------------------------
       Peter P. Tong

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBITS                DESCRIPTION                                NUMBERED PAGE
--------                -----------                                -------------

 2.1 -- Stock and Asset Purchase Agreement, dated as of April 25, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).
 2.2 -- Amendment to Stock and Asset Purchase Agreement, dated August 11, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as Exhibit 2.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.3   --  Asset  Purchase  Agreement,  dated  August  11,  1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.4 -- Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Deutschland GmbH and Dictaphone Acquisition Inc. (filed as Exhibit 2.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.5 -- Stock Purchase Agreement, dated August 11, 1995, between Walnut Street Corp. and Dictaphone Acquisition Inc. (filed as Exhibit 2.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.6 -- Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Holdings Ltd. and Dictaphone U.K. Acquisition Limited (filed as Exhibit 2.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.7 -- General Conveyance Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.8 -- Assumption of Liabilities Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit
           2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.9 -- Merger Agreement between Dictaphone U.S. Acquisition Inc. and Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 2.10 -- Agreement and Plan of Merger between Dictaphone Corporation and Dictaphone Corporation (U.S.), dated January 28, 1998 (filed as Exhibit 2.10 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998).
 2.11 -- Certificate of Ownership and Merger merging Dictaphone Corporation with and into Dictaphone (U.S.) (filed as Exhibit 2.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30,
           1998).
 3(i)  --  Restated  Certificate of  Incorporation  of Dictaphone
           Corporation.
3(ii)  --  By-Laws of the Company,  adopted April 20, 1995 (filed as Exhibit 3.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

                                                                   SEQUENTIALLY
EXHIBITS                DESCRIPTION                                NUMBERED PAGE
--------                -----------                                -------------

 4.1 -- Indenture, dated as of August 11, 1995, among the Company, Dictaphone Corporation (U.S.) and Shawmut Bank Connecticut, National Association, Trustee, relating to the 11-3/4% Senior Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 4.2 -- Bank Credit Agreement, dated as of August 7, 1995, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 4.3 -- First Amendment to Credit Agreement, dated as of June 28, 1996, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit
           10.13 to the Company's Current Report on Form 8-K, filed on July 18, 1996).
 4.4 -- Second Amendment to Credit Agreement, dated as of June 27, 1997, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit
           10.15 to the Company's Current Report on Form 8-K, filed on July 8, 1997).
 4.5 -- Third Amendment (Technical Correction) to Credit Agreement, dated as of July 21, 1997, by and among
           Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).
 4.6 -- Fourth Amendment to Credit Agreement, dated as of November 14, 1997, by and among Dictaphone Corporation and the Lenders party thereto (filed as Exhibit 10.20 to the Company's Current Report on Form 8-K, filed on November 21, 1997).
*4.7   --  Limited   Waiver   and  Fifth   Amendment   to  Credit
           Agreement,  dated  December  31,  1998,  by and  among
           Dictaphone  Corporation  (U.S.) and the Lenders  party
           thereto.
*4.8   --  Limited   Waiver   and  First   Amendment   to  Credit
           Agreement, dated as of December 31, 1998, among Dictaphone Corporation (U.S.) and the Lender's party thereto.
 10.1 -- Subscription Agreements for the Equity Private Placements, dated as of August 7, 1995 (filed as
           Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21,
           1995).
 10.2 -- Subscription Agreement for Management Private Placement, dated as of August 7, 1995 (filed as
           Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21,
           1995).
 10.3 -- Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).
 10.4 -- Employment contract of John H. Duerden, dated as of August 9, 1995 (filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).+
 10.5 -- Amendment to employment contract of John H. Duerden, dated January 1, 1997 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997).+
*10.6  --  Letter  Agreement, dated  October  21,  1998,  between
           Dictaphone Corporation and Joseph D. Skrzypczak.+
 10.7 -- Employment contract of Robert G. Schwager, dated June 19, 1995 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).+

                                                                   SEQUENTIALLY
EXHIBITS                DESCRIPTION                                NUMBERED PAGE
--------                -----------                                -------------

 10.8  --  Management  Stock Option Plan of the Company (filed as
           Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21,
           1995) and Amendment No. 1 to the Management Stock Option Plan, dated as of April 27, 1996 (filed as
           Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15,
           1996).+
 10.9 -- Supply Agreement, dated August 11, 1995, between the Company and Pitney Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).
10.10  --  Leasing  Agreement,  dated  August  10,  1995, between
           Dictaphone Corporation (U.S.) and Pitney Bowes Credit Corporation (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).
10.11  --  Consulting    Agreement,  dated   November  17,  1995,
           between  the Company  and Emil F. Jachmann  (filed  as
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).+
10.12  --  Form  of  Letter  Agreement  amending the Subscription
           Agreement for the Management Private Placement, dated as of August 7, 1995, and the Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit 10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996).+
10.13  --  Letter   Agreement,  dated   April  11,  1997, between
           the Company and Peter Tong (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
10.14  --  Stock   Option   Agreement,   dated   August 1,  1997,
           between  the  Company  and  John H. Duerden (filed  as
           Exhibit 10.15 to the Company's Form 10-K405 for the fiscal year ended December 31, 1997, filed on March 31, 1998).+
10.15  --  Amendment  No. 2 to the  Dictaphone  Management  Stock
           Option Plan (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997).+
10.16  --  Letter  Agreement  between  the  Company and Ronald A.
           Elwell, dated November 8, 1996 (filed as Exhibit 10.18 to the Company's Form 10-K405 for the fiscal year ended December 31, 1997, filed on March 31, 1998). +
10.17  --  Stock Option Agreement,  dated August 1, 1997, between the Company and Peter P. Tong (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998, filed on May 14, 1998).+
10.18  --  Agreement  of  Purchase  and  Sale  of  Stratford,  CT
           property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as
           Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14,
           1998).
10.19  --  Lease  Agreement  of  Stratford,  CT  property between
           Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.21 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).

                                                                   SEQUENTIALLY
EXHIBITS                DESCRIPTION                                NUMBERED PAGE
--------                -----------                                -------------

*10.20 --  Letter   Agreement,   dated  May  28,  1997,   between
           Dictaphone Corporation and Mr. Daniel P. Hart.+
*10.21 --  Executive  Severance  Agreement,  dated  November  11,
           1996,  between  Dictaphone  Corporation and Mr. Daniel
           Hart.+
 21.1 -- List of subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).
 24    --  Powers of Attorney  (included  on the  signature  page hereof).
*27    --  Financial Data Schedule.

--------------------------------

*    Filed herewith.
+    Management contract of compensatory arrangement.