Form 10-Q
period 1999-03-31
DICTAPHONE CORP /DE
filed 1999-05-14
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-Q

(MARK ONE)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999
                                    or
       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             YES     X              NO  ____

Number of shares of Common Stock, par value $.01 per share, outstanding as of May 11, 1999: 12,934,000 The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION
                             ----------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Condensed Consolidated Financial Statements

              Unaudited Condensed Consolidated Statements
              of Operations for the Three Months Ended
              March 31, 1999 and March 31, 1998                             2

              Condensed Consolidated Balance Sheets as of
              March 31, 1999 (Unaudited) and December 31, 1998              3

              Unaudited Condensed Consolidated Statements
              of Cash Flow for the Three Months Ended
              March 31, 1999 and March 31, 1998                             4

             Notes to Unaudited Consolidated Financial Statements           5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        23


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                24

ITEM 6.   Exhibits and Reports on Form 8-K                                 24

                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in thousands)


                                                                      THREE MONTHS            THREE MONTHS
                                                                          ENDED                   ENDED
                                                                     MARCH 31, 1998          MARCH 31, 1999
                                                                     --------------          --------------
             Revenues:
                  Product sales and rentals                            $   49,647              $   48,228
                  Contract manufacturing sales                             11,947                  10,348
                  Support services                                         22,231                  24,035
                                                                       ----------              ----------
                      Total revenue                                        83,825                  82,611
                                                                       ----------              ----------

             Costs and expenses:

                  Cost of sales, rentals and support services              45,012                  43,450

                  Selling and administrative                               27,110                  26,955

                  Amortization of intangibles                               7,881                   3,239

                  Research and development                                  4,700                   2,438
                                                                       ----------              ----------

             Operating (loss) profit                                         (878)                  6,529

             Interest expense                                               9,797                  10,139

             Other (income) expense - net                                    (826)                    331
                                                                       ----------              ----------

             Loss before income taxes                                      (9,849)                 (3,941)

             Income tax expense                                               996                     225
                                                                       ----------              ----------

                  Net loss                                                (10,845)                 (4,166)

                  Stock dividends on PIK Preferred Stock                      729                   1,231
                                                                       ----------              ----------

                  Net loss applicable to Common Stock                  $  (11,574)             $   (5,397)
                                                                       ==========              ==========




     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         DECEMBER 31,          MARCH 31,
                                                                                             1998                1999
                                                                                         ------------         -----------
                                                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                            $   11,727         $    4,760
    Accounts receivable, less allowances of $968 and $2,453, respectively                    77,432             89,409
    Inventories                                                                              53,362             48,899
    Other current assets                                                                      7,259              5,367
                                                                                         ----------         ----------
         Total current assets                                                               149,780            148,435
Property, plant and equipment, net                                                           32,425             35,033
Deferred financing costs, net of accumulated amortization of $14,246
 and $14,731, respectively                                                                    9,920              9,435
Intangibles, net of accumulated amortization of $122,595 and $125,834, respectively         206,122            203,047
Deferred tax asset                                                                           39,765             39,721
Other assets                                                                                 16,315             18,093
                                                                                         ----------         ----------
         Total assets                                                                    $  454,327         $  453,764
                                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                     $    8,778         $    7,591
    Interest payable                                                                         10,067              4,150
    Accrued pension liability                                                                 8,352              8,786
    Accrued liabilities                                                                      31,433             24,031
    Advance billings                                                                         39,586             44,407
    Current portion of long-term debt                                                           795                790
                                                                                         ----------         ----------
         Total current liabilities                                                           99,011             89,755

Long-term debt                                                                              369,737            362,688
Other liabilities                                                                            14,141             14,163
                                                                                         ----------         ----------
         Total liabilities                                                                  482,889            466,606
                                                                                         ----------         ----------
Contingencies (Note 5)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,391,500 and
      2,473,300 shares of 14% PIK perpetual preferred stock issued and outstanding, liquidation values of $23,915 and $24,733
      at December 31, 1998 and March 31, 1999, respectively)                                 23,915             24,733
    Preferred stock ($.01 par value; 10,000,000 shares authorized; NONE and 2,000,000  shares of 12%  Convertible  PIK preferred  stock issued and outstanding, liquidation values of $ NONE and $20,413 at December
      31, 1998 and March 31, 1999, respectively)                                                ---             20,413
    Common stock ($.01 par value; 30,000,000 shares authorized;
      12,934,000 shares outstanding at December 31, 1998 and March 31, 1999)                    130                130
    Notes receivable from stockholders                                                         (741)              (741)
    Additional paid-in capital                                                              120,955            119,724
    Treasury stock, at cost                                                                    (660)              (660)
    Accumulated deficit                                                                    (170,417)          (174,583)
    Accumulated other comprehensive loss                                                     (1,744)            (1,858)
                                                                                         ----------         ----------
         Total stockholders' equity (deficit)                                               (28,562)           (12,842)
                                                                                         ----------         ----------
         Total liabilities and stockholders' equity                                      $  454,327         $  453,764
                                                                                         ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Dollars in thousands)


                                                                                THREE MONTHS             THREE MONTHS
                                                                                    ENDED                    ENDED
                                                                               MARCH 31, 1998            MARCH 31, 1999
                                                                               --------------            --------------
       Operating activities:
          Net loss                                                                $  (10,845)             $   (4,166)
          Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation and amortization                                            10,778                   6,140
             Provision for deferred income taxes                                       1,110                      25
             Changes in assets and liabilities:
                 Accounts receivable                                                      (3)                (12,023)
                 Inventories                                                          (3,220)                  4,443
                 Other current assets                                                    791                   1,803
                 Accounts payable and accrued liabilities                            (13,073)                (13,887)
                 Advance billings                                                      1,446                   4,825
                 Other assets and other                                               (1,505)                 (3,036)
                                                                                  ----------              ----------
                    Net cash used in operating activities                            (14,521)                (15,876)
                                                                                  ----------              ----------

       Investing activities:
          Net investment in fixed assets                                              (2,194)                 (3,733)
                                                                                  ----------              ----------
             Net cash used in investing activities                                    (2,194)                 (3,733)
                                                                                  ----------              ----------

       Financing activities:
          Sale of preferred stock                                                        ---                  20,000
          Borrowings under revolving credit facility                                  20,000                  12,500
          Repayment under revolving credit facility                                   (8,000)                (19,500)
          Other                                                                           65                    (316)
                                                                                  ----------              ----------
             Net cash provided by financing activities                                12,065                  12,684
                                                                                  ----------              ----------

       Effect of exchange rate changes on cash                                           (32)                    (42)
                                                                                  ----------              ----------

       Decrease in cash                                                               (4,682)                 (6,967)

       Cash and cash equivalents, beginning of period                                 10,277                  11,727
                                                                                  ----------              ----------
       Cash and cash equivalents, end of period                                   $    5,595              $    4,760
                                                                                  ==========              ==========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                              $   15,208              $   15,817
                                                                                  ==========              ==========
       Income taxes paid                                                          $       57              $       15
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

                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in thousands, or as otherwise indicated)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of the Company are unaudited, as of and for the three month periods ended March 31, 1999 and March 31, 1998, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

             ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not currently expected to have a material impact on the Company's consolidated financial statements.

             In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial position or results of operations for the first quarter of 1999 and is not expected to have a material impact on the Company's consolidated financial statements.

2.     INVENTORIES

       Inventories consist of the following:

                                                DECEMBER 31,        MARCH 31,
                                                    1998              1999
                                                ------------       ----------
         Raw materials and work in process      $   15,799        $   16,055
         Supplies and service parts                 15,376            14,480
         Finished products                          22,187            18,364
                                                 ----------        ----------
           Total inventories                    $   53,362        $   48,899
                                                 ==========        ==========

             In December 1998, after assessing prospective sales, the Company recorded a non-cash charge of $5.0 million associated with the provision for excess inventory related to the Company's Boomerang(TM), Insight(TM), FTR(TM) and Synergy(TM) products.

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $122,595 and $125,834 at December 31, 1998 and March 31, 1999, respectively. Amortization expense for the three months ended March 31, 1998 and 1999 was $7,881 and $3,239, respectively.

                                                DECEMBER 31,           MARCH 31,
                                                   1998                 1999
                                                -----------          -----------
           Goodwill                           $  127,611           $  126,403
           Tradenames                             71,265               70,778
           Service contracts                       2,530                1,501
           Non-compete agreement                   2,463                2,295
           Patents                                 2,253                2,070
                                                ----------           ----------
                                              $  206,122          $   203,047
                                                ==========          ===========

4.     INCOME TAXES

             The income tax expense for the three months ended March 31, 1999 is $225.

             The Company has recorded a gross deferred tax asset of $98.4 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1999 is $130.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.6 million will expire in the year 2018 and $7.5 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During the first three months of 1999, the Company increased its valuation allowance by $1.5 million resulting in a net deferred tax asset of $52.0 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $52.0 million recorded at March 31, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

       CONTINGENCIES

              On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes") filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. The third-party complaint filed by Sudbury did not quantify the amount of damages sought. The litigation is in the final stage of discovery. A trial date is likely to be set in the second half of 1999. Pitney Bowes and the Company have not yet received Sudbury's revised damages report nor has Sudbury's damages expert given deposition testimony. Accordingly, at this time, the Company cannot make a reasonable estimate of the amount of damages that will be sought by Sudbury.

              Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

              The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are in the preliminary stage, and it is currently impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone Acquisition Corporation and Pitney Bowes (the "Acquisition Agreement"), subject to certain limitations.

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

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

             The following consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd/Ltee, Dictaphone Company Ltd., Dictaphone Deutschland GmbH, Dictaphone Netherlands BV and Dictaphone International A.G. (together "Dictaphone Non-U.S.").

             Dictaphone Corporation has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Credit Agreement currently consists of a $75.0 million Tranche B Term Loan due June 30,
       2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). Dictaphone Non-U.S. is not a guarantor of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION (Continued)

             The following are the supplemental consolidating statements of operations for the three month periods ended March 31, 1998 and 1999, the supplemental consolidating balance sheet information as of December 31, 1998 and March 31, 1999, and cash flow information for the three month periods ended March 31, 1998 and 1999.


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                   THREE MONTHS ENDED MARCH 31, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------
       Revenue from:
         Product sales and rentals                   $   46,888       $    5,917        $   (3,158)       $   49,647
         Contract manufacturing sales                    11,947              ---               ---            11,947
         Support services                                20,260            1,971               ---            22,231
                                                     ----------       ----------        ----------        ----------
             Total revenues                              79,095            7,888            (3,158)           83,825
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     43,154            5,069            (3,211)           45,012
         Selling and administrative                      31,431            3,560               ---            34,991
         Research and development                         4,700              ---               ---             4,700
         Interest expense - net and other                 8,318              653               ---             8,971
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    87,603            9,282            (3,211)           93,674
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (752)             ---               752               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                 (9,260)          (1,394)              805            (9,849)

       Income tax (expense) benefit                      (1,173)             186                (9)             (996)
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (10,433)      $   (1,208)       $      796        $  (10,845)
                                                     ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                   THREE MONTHS ENDED MARCH 31, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------       --------         -----------      ------------
       Revenue from:
         Product sales and rentals                   $   44,776       $    5,722        $   (2,270)       $   48,228
         Contract manufacturing sales                    10,348              ---               ---            10,348
         Support services                                21,931            2,104               ---            24,035
                                                     ----------       ----------        ----------        ----------
             Total revenues                              77,055            7,826            (2,270)           82,611
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     41,312            4,426            (2,288)           43,450
         Selling and administrative                      27,956            2,238               ---            30,194
         Research and development                         2,438              ---               ---             2,438
         Interest expense - net and other                 9,486              984               ---            10,470
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    81,192            7,648            (2,288)           86,552
                                                     ----------       ----------        ----------        ----------

       Equity earnings (loss)                               605              ---              (605)              ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                 (3,532)             178              (587)           (3,941)

       Income tax expense                                   (22)            (196)               (7)             (225)
                                                     ----------       ----------        ----------        ----------

       Net loss                                      $   (3,554)      $      (18)       $     (594)       $   (4,166)
                                                     ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                                                        DICTAPHONE CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                           DECEMBER 31, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       ASSETS
       Current assets:
         Cash and cash equivalents                   $   10,114       $    1,613        $      ---        $   11,727
         Accounts receivable, less allowances            75,447            6,782            (4,797)           77,432
         Inventories                                     50,666            2,987              (291)           53,362
         Other current assets                             4,062            3,079               118             7,259
                                                     ----------       ----------        ----------        ----------
           Total current assets                         140,289           14,461            (4,970)          149,780

       Investments in subsidiaries                       28,520              ---           (28,520)              ---
       Property, plant and equipment, net                29,320            3,105               ---            32,425
       Deferred financing costs, net                      9,920              ---               ---             9,920
       Intangibles, net                                 192,492           13,630               ---           206,122
       Other assets                                      52,028            4,052               ---            56,080
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  452,569       $   35,248        $  (33,490)       $  454,327
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
                                                     ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                                                        DICTAPHONE CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                            MARCH 31, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       --------------    ------------
       ASSETS
       Current assets:
         Cash and cash equivalents                   $    3,173       $    1,587        $      ---        $    4,760
         Accounts receivable, less allowances            84,572            8,467            (3,630)           89,409
         Inventories                                     46,850            2,322              (273)           48,899
         Other current assets                             2,307            3,272              (212)            5,367
                                                     ----------       ----------        ----------        ----------
           Total current assets                         136,902           15,648            (4,115)          148,435

       Investments in subsidiaries                       29,265              ---           (29,265)              ---
       Property, plant and equipment, net                32,069            2,964               ---            35,033
       Deferred financing costs, net                      9,435              ---               ---             9,435
       Intangibles, net                                 189,948           13,099               ---           203,047
       Other assets                                      53,745            3,746               323            57,814
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  451,364       $   35,457        $  (33,057)       $  453,764
                                                     ==========       ==========        ==========-       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   38,266       $   10,846        $   (4,554)       $   44,558
         Advance billings                                41,402            3,005               ---            44,407
         Current portion of long-term debt                  628              162               ---               790
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     80,296           14,013            (4,554)           89,755
       Long-term debt                                   362,445           17,734           (17,491)          362,688
       Other liabilities                                 13,399              764               ---            14,163
       Stockholders' equity (deficit)                    (4,776)           2,946           (11,012)          (12,842)
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  451,364       $   35,457        $  (33,057)       $  453,764
                                                     ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                                   THREE MONTHS ENDED MARCH 31, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Operating activities:
         Net loss                                    $  (10,433)      $   (1,208)       $      796        $  (10,845)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 10,027              751               ---            10,778
           Provision for deferred income taxes            1,153              (61)               18             1,110
           Change in assets and liabilities:
             Accounts receivable                         (2,099)           1,870               226                (3)
             Inventories                                 (3,003)            (164)              (53)           (3,220)
             Other current assets                         1,294             (494)               (9)              791
             Accounts payable and accrued
              liabilities                               (11,610)          (1,387)              (76)          (13,073)
             Advance billings                             1,259              187               ---             1,446
             Other assets and other                      (1,335)             732              (902)           (1,505)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                      (14,747)             226               ---           (14,521)
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (1,748)            (446)              ---            (2,194)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (1,748)            (446)              ---            (2,194)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Repayment under term loan facility                 ---              ---               ---               ---
         Borrowing from revolving credit facility        20,000              ---               ---            20,000
         Repayment under revolving credit facility       (8,000)             ---               ---            (8,000)
         Other                                              (14)              79               ---                65
                                                     ----------       ----------        ----------        ----------
       Cash provided by financing activities             11,986               79               ---            12,065
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (32)              ---               (32)
                                                     ----------       ----------        ----------         ---------

       Decrease in cash                                  (4,509)            (173)              ---            (4,682)

       Cash and cash equivalents,
        beginning of period                               8,276            2,001               ---            10,277
                                                     ----------       ----------        ----------         ---------

       Cash and cash equivalents,
        end of period                                $    3,767       $    1,828        $      ---        $    5,595
                                                     ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                                   THREE MONTHS ENDED MARCH 31, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Operating activities:
         Net loss                                    $   (3,554)      $      (18)       $     (594)       $   (4,166)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                  5,693              447               ---             6,140
           Provision for deferred income taxes              ---               25               ---                25
           Change in assets and liabilities:
              Accounts receivable                        (9,125)          (1,731)           (1,167)          (12,023)
              Inventories                                 3,816              645               (18)            4,443
              Other current assets                        1,755               41                 7             1,803
              Accounts payable and accrued
               liabilities                              (14,942)              28             1,027           (13,887)
              Advance billings                            4,108              717               ---             4,825
              Other assets and other                     (3,878)              97               745            (3,036)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by operating
        activities                                      (16,127)             251               ---           (15,876)
                                                     ----------       ----------        ----------        -----------

       Investing activities:
         Net investment in fixed assets                  (3,467)            (266)              ---            (3,733)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (3,467)            (266)              ---            (3,733)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Sale of Preferred Stock                         20,000              ---               ---            20,000
         Borrowing from revolving credit facility        12,500              ---               ---            12,500
         Repayment under revolving credit facility      (19,500)             ---               ---           (19,500)
         Other                                             (347)              31               ---              (316)
                                                     ----------       ----------        ----------        ----------
       Cash provided by financing activities             12,653               31               ---            12,684
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (42)              ---               (42)
                                                     ----------       ----------        ----------        ----------

       Decrease in cash                                  (6,941)             (26)              ---            (6,967)

       Cash and cash equivalents,
        beginning of period                              10,114            1,613               ---            11,727
                                                     ----------       ----------        ----------        ----------

       Cash and cash equivalents,
        end of period                                $    3,173       $    1,587        $      ---        $    4,760
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

             Total comprehensive loss for the three months ended March 31, 1998 and 1999 consists of the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                  1998                1999
                                                  ----                ----
         Net loss                            $   (10,845)        $    (4,166)

         Foreign currency translation
          adjustments                               (247)               (114)
                                             -----------         -----------

         Total comprehensive loss            $   (11,092)        $    (4,280)
                                             ===========         ===========

8.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
         INFORMATION

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

                                                        DICTAPHONE CORPORATION
                                                        SEGMENT PROFIT AND LOSS

                                                                SYSTEM
                                                              PRODUCTS &        CONTRACT
                                                               SERVICES       MANUFACTURING         TOTAL
                                                              ----------      -------------         -----
            Revenue from external customers
              Three months ended March 31,     1999          $   72,263        $   10,348       $   82,611
              Three months ended March 31,     1998              71,898            11,927           83,825
            Intersegment revenues
              Three months ended March 31,     1999                 ---            10,527           10,527
              Three months ended March 31,     1998                 ---            17,400           17,400
            Segment profit (loss)
              Three months ended March 31,     1999              (5,095)            1,154           (3,941)
              Three months ended March 31,     1998             (10,917)            1,068           (9,849)
            Segment assets
              As of March 31,                  1999             447,867            44,183          492,050
              As of December 31,               1998          $  444,979        $   43,805       $  488,784

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

       OVERVIEW

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                           1998                1999
                                                           ----                ----
                                                                 (IN MILLIONS)
                                                                  (UNAUDITED)

       Total revenue                                    $    83.8           $    82.6

       Cost of sales, rentals and support services           45.0                43.5
       Selling and administrative (1)                        35.0                30.2
       Research and development                               4.7                 2.4
                                                        ---------           ---------
          Operating (loss) profit                       $    (0.9)          $     6.5
                                                        ----------          ---------

       Net interest expense and other                         8.9                10.5
       Income tax expense                                     1.0                 0.2
                                                        ---------           ---------

       Net loss                                         $   (10.8)          $    (4.2)
                                                        =========           =========

       EBITDA (2)                                       $    10.4           $    12.0
                                                        =========           =========

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

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  ------------------
                                                                                1998               1999
                                                                                ----               ----
                                                                                      (IN MILLIONS)
                                                                                       (UNAUDITED)
Revenue:
     Sales:
     Integrated Voice Systems...................................             $    12.5             $     7.2
     Integrated Health Systems..................................                   9.4                  12.7
                                                                             ---------             ---------
         Total U.S. Voice Systems...............................                  21.9                  19.9
     Communications Recording Systems...........................                  13.0                  14.3
     Customer Service Parts.....................................                   4.4                   3.9
     International and Dealer Operations........................                  10.1                   9.8
     Rentals  ..................................................                   0.3                   0.3
                                                                             ---------             ---------
         Product sales and rentals..............................                  49.7                  48.2
                                                                             =========             =========
     Support service:
     Customer Service...........................................                  19.3                  20.8
     Application and Training Specialists.......................                   0.9                   1.1
     International and Dealer Operations........................                   2.0                   2.1
                                                                             ---------             ---------
         Total support service..................................                  22.2                  24.0
                                                                             ---------             ---------
     Total System Products and Services.........................                  71.9                  72.2
     Contract Manufacturing.....................................                  11.9                  10.4
                                                                             ---------             ---------
Total revenue ..................................................             $    83.8             $    82.6
                                                                        =================     ===============


RESULTS OF OPERATIONS - FIRST QUARTER 1999 VS. FIRST QUARTER 1998

       Total revenue declined 1.4% to $82.6 million in the first quarter of 1999 from $83.8 million for the first quarter of 1998. This decline in revenue is attributable to lower product sales revenue from Integrated Voice Systems ("I.V.S.") and lower revenue from International and Dealer Operations, offset in part by increased product sales revenue from Integrated Health Systems ("I.H.S.") and Communications Recording Systems ("C.R.S.") and higher revenue from Customer Service and Applications and Training Specialists ("A.T.S."). Contract Manufacturing revenue declined 13.2% to $10.4 million from $11.9 million in the first quarter of 1998.

       I.V.S. revenue declined 42.4% to $7.2 million in response to actions taken by the Company in the fourth quarter of 1998 to reduce and consolidate its sales force to focus on the more profitable systems business in commercial markets. I.V.S. orders in the first quarter of 1999 declined 33.9% to $8.4 million from $12.7 million in the first quarter of 1998. I.H.S. revenue increased 35.1% to $12.7 million from $9.4 million due to the continued growth of Enterprise Express(TM) sales. I.H.S. orders in the first quarter of 1999 increased 109.6% to $13.8 million from $6.6 million in the first quarter of 1998. C.R.S. revenue increased 10.0% to $14.3 million due to increased Prolog(TM)/Guardian(TM) sales. C.R.S. orders in the first quarter of 1999 increased 6.3% to $13.1 million from $12.3 million in the first quarter of 1998. Customer Service revenue (including sale of parts) increased 4.5% to $24.7 million from $23.7 million due to increased warranty, installation and hourly revenue. A.T.S. revenue increased 13.4% to $1.1 million due to increased customer training provided in support of system products. Sales and Support Service revenue from International and Dealer Operations declined slightly as increased Canadian system revenue was offset by lower desktop/portable and
C.R.S.  revenue  in  Europe  and  one  time  revenue  in  1998  associated  with establishing a distributorship in Switzerland. International and Dealer Operations orders in the first quarter of 1999 increased 7.4% to $9.9 million from $9.2 million in 1998.

       Cost of sales, rentals and support services declined 3.5% to $43.5 million (52.6% of revenue) in the first quarter of 1999 from $45.0 million (53.7% of revenue) in the first quarter of 1998. This decline in cost of sales expressed as a percentage of revenue is attributable to lower Customer Service costs, higher I.H.S. price realization and a reduced content of low margin Contract Manufacturing revenue.

       Selling and administrative expenses (including amortization of intangibles) declined 13.7% to $30.2 million (36.6% of revenue) in the first quarter of 1999 from $35.0 million (41.8% of revenue) in the first quarter of 1998. This decrease is attributable to lower amortization expense and lower I.V.S. selling expenses associated with sales force reductions partially offset by increased allowance for bad debts, higher I.H.S. selling expenses, costs associated with the proposed sale of the Company's manufacturing facility and higher legal settlement costs.

       Research and development expenses of $2.4 million (5.1% of product sales and rental revenue) declined 48.1% from $4.7 million (9.5% of product sales and rental revenue), reflecting reduced staffing and compensation consistent with the requirements of major project development efforts.

       The Company recorded an operating profit of $6.5 million (7.9% of revenue) during the first quarter of 1999 compared to an operating loss of $0.9 million (1.0% of revenue) for the first quarter of 1998. Excluding the impact of the reduction in amortization expense, operating profit would have increased by $2.8 million due to lower costs and reduced operating expenses.

       The Company has recorded a gross deferred tax asset of $98.4 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 1999 is $130.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.6 million will expire in the year 2018 and $7.5 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During the first three months of 1999, the Company increased its valuation allowance by $1.5 million resulting in net deferred tax asset of $52.0 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $52.0 million recorded at March 31, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At March 31, 1999, the Company had outstanding Term Loans of $131.6 million, a $31.5 million loan outstanding under the $40.0 million Revolving Credit Facility and the Notes. Availability under the Revolving Credit Facility at March 31, 1999 was $8.5 million. Scheduled annual principal payments on the Term Loans are $0.6 million in 1999 and 2000, $36.3 million in 2001 and $94.0 million in 2002. There are no scheduled reductions in the Revolving Credit Facility over the next two years.

       On December 31, 1998, the Company and the lenders executed a fifth amendment to the Credit Agreement. Under the terms of this amendment, the lenders agreed to waive compliance by the Company with the financial covenants as of December 31, 1998 and for the four-Fiscal Quarter period then ended. Other changes effected by the amendment were (i) modifications to the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, (ii) modifications to the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio covenants (as defined in the Credit Agreement), (iii) a change in the maturity date of the Tranche C Loans to be equal to that of the Tranche B Loans, and (iv) an increase in the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans.

       In January 1999, the Company sold 2.0 million shares of its 12% Convertible Pay-in-Kind Preferred Stock to Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington") for $20 million. In February 1999, $11.75 million were used for the semi-annual interest payment on the Notes. Proceeds from the sale were also used to repay amounts outstanding under the Revolving Credit Facility.

       In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75.0 million which matured on February 16, 1999. The swap effectively converted that portion of the Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. No funds under the swap agreements were actually borrowed or were repaid. Amounts due to or from the counterparties were reflected in interest expense in the periods in which they accrued. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates and limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%.

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

       The Company had $200.0 million of Notes outstanding as of March 31, 1999. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At March 31, 1999, the fair value of the Notes was favorable $56.0 million based on dealer quotes.

       Capital expenditures for the first three months of 1999 totaled $3.7 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997, 1998 and the first quarter of 1999 and plans to introduce additional new products during the balance of 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Notwithstanding the introduction of its new products, the 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington and its availability under the Revolving Credit Facility, the Company will need to improve cash flows from operating activities in order to satisfy the requirements of the August 1, 1999 semi-annual interest payment on the Notes. The Company has implemented new measures to improve working capital in order to provide this improved cash flow, but there can be no assurance, however, that the Company will be successful in such efforts.

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

       The Year 2000 Project Office has adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II - assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III - remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV - testing of systems, products and equipment following remediation; and Phase V - contingency planning.

       The Company's Year 2000 efforts have been concentrated on two major areas: 1) internal use systems, equipment and third party products used in the Company's operations and 2) products sold by the Company to its customers.

STATE OF READINESS
------------------

       The Company is utilizing both internal and external resources to perform Year 2000 testing on its internal systems and equipment. The Company has completed Phase I of the program and has made substantial progress on Phases II, III and IV for all of its critical systems and equipment. The Company anticipates completion of the work required on the remaining systems and equipment by mid-third quarter 1999. In connection with the Company's efforts to make its internal systems Year 2000 compliant, the Company has accelerated the implementation of a new enterprise-wide computer system in certain areas. The implementation timetable for the components of the new system is currently on schedule and will be completed by mid-third quarter 1999.

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

       With respect to products sold to the Company's customers, the Company has completed Phase I of the program and is actively engaged in Phases II, III and
IV. The Company has identified certain products which require remediation and is actively involved in the development and communication of such remediations to the Company's customers. Based on current estimates, the Company anticipates completion of these phases by mid-third quarter 1999.

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

     With respect to products sold to customers, the most reasonably likely worst case scenario for Year 2000 related product failures could include the suspension of use of such products, or continued use of the products with reduced functionality or operating ability. If this were to occur, customers could attempt to assert liability claims against the Company. However, the Company believes that, based on the level of Year 2000 testing performed to date, the product remedies expected to be made available to its customers, the time remaining to implement such remedies, and the legal defenses available to the Company, the likelihood of the occurrence of such worst case scenario is minimized.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

       The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and, to a lesser extent, foreign currency exchange fluctuations. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information on intererst rate risk.

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

       (b)    REPORTS ON FORM 8-K
              -------------------

                    On January 8, 1999,  the Company  filed a Current  Report on
              Form 8-K, reporting under Item 5 thereof, the amendment of the Company's senior Bank Credit Agreement, dated as of August 7, 1995, as amended, to waive compliance by the Company of the financial covenants as of December 31, 1998 and for the four Fiscal Quarter periods then ended, to modify the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, to modify the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio Covenants, to change the maturity date of the Tranche C Loans to be equal to that of the Tranche B Loans, and to increase the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans.

                    In  addition,  with  the  fifth  amendment,   the  Company's
              principal shareholder (the "Shareholder") agreed to provide the Company with $20,000,000 in new cash equity (the "New Equity") contributions on or before January 28, 1999 to fund working capital and for general corporate purposes.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 1999                                DICTAPHONE CORPORATION
                                             -----------------------------------
                                                      (Registrant)



                                                  /S/  JOHN H. DUERDEN
                                       By:   -----------------------------------
                                       Name:          John H. Duerden
                                       Title:  Chairman, Chief Executive Officer
                                                       and President
                                                (Principal Executive Officer)


                                                  /S/  JOSEPH D. SKRZYPCZAK
                                       By:   -----------------------------------
                                       Name:          Joseph D. Skrzypczak
                                       Title:   Chief Operating Officer, Chief
                                                Financial Officer and Director
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


                                                                 SEQUENTIALLY
EXHIBITS                           DESCRIPTION                   NUMBERED PAGE
--------                           -----------                   -------------




         27    --  Financial Data Schedule.