Form 10-Q
period 1999-06-30
DICTAPHONE CORP /DE
filed 1999-08-12
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1999
                                    or
       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 9, 1999: 12,934,000. The Common Stock of the registrant is not publicly traded.

                                  DICTAPHONE CORPORATION

                                           INDEX


                                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Statements of Operations for the
             Three Months Ended June 30, 1999 and June 30, 1998                         2

             Unaudited Condensed Consolidated Statements of Operations for the
             Six Months Ended June 30, 1999 and June 30, 1998                           3

             Condensed Consolidated Balance Sheets as of June 30, 1999
             (Unaudited) and December 31, 1998                                          4

             Unaudited Condensed Consolidated Statements of Cash Flow for the
             Six Months Ended June 30, 1999 and June 30, 1998                           5

             Notes to Unaudited Consolidated Financial Statements                       6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                    27


PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                         28

ITEM 6.      Exhibits and Reports on Form 8-K                                          28


                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               DICTAPHONE CORPORATION

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                               (Dollars in thousands)



                                                                   THREE MONTHS            THREE MONTHS
                                                                       ENDED                   ENDED
                                                                   JUNE 30, 1998           JUNE 30, 1999
                                                                   -------------           -------------
             Revenues:
                  Product sales and rentals                         $   51,572              $   48,539
                  Contract manufacturing sales                          11,545                  12,900
                  Support services                                      21,868                  24,221
                                                                    ----------              ----------
                      Total revenue                                     84,985                  85,660
                                                                    ----------              ----------

             Costs and expenses:

                  Cost of sales, rentals and support services           46,957                  46,302

                  Selling and administrative                            28,219                  24,410

                  Amortization of intangibles                            7,833                   3,238

                  Research and development                               3,256                   2,442
                                                                    ----------              ----------

             Operating (loss) profit                                    (1,280)                  9,268

             Interest expense                                            9,922                   9,924

             Other expense                                                 171                      46
                                                                    ----------              ----------

             Loss before income taxes                                  (11,373)                   (702)

             Income tax benefit (expense)                                  662                    (696)
                                                                    ----------              ----------

                  Net loss                                             (10,711)                 (1,398)

                  Stock dividends on PIK Preferred Stock                   755                   1,479
                                                                    ----------              ----------

                  Net loss applicable to Common Stock               $  (11,466)             $   (2,877)
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






                                                        DICTAPHONE CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                        (Dollars in thousands)


                                                                             SIX MONTHS              SIX MONTHS
                                                                                ENDED                   ENDED
                                                                            JUNE 30, 1998           JUNE 30, 1999
                                                                            -------------           -------------
             Revenues:
                  Product sales and rentals                                  $  101,219              $   96,767
                  Contract manufacturing sales                                   23,492                  23,248
                  Support services                                               44,099                  48,256
                                                                             ----------              ----------
                      Total revenue                                             168,810                 168,271
                                                                             ----------              ----------

             Costs and expenses:

                  Cost of sales, rentals and support services                    91,969                  89,752

                  Selling and administrative                                     55,329                  51,365

                  Amortization of intangibles                                    15,714                   6,477

                  Research and development                                        7,956                   4,880
                                                                             ----------              ----------

             Operating (loss) profit                                             (2,158)                 15,797

             Interest expense                                                    19,719                  20,063

             Other (income) expense - net                                          (655)                    377
                                                                             ----------              ----------

             Loss before income taxes                                           (21,222)                 (4,643)

             Income tax expense                                                     334                     921
                                                                             ----------              ----------

                  Net loss                                                      (21,556)                 (5,564)

                  Stock dividends on PIK Preferred Stock                          1,484                   2,710
                                                                             ----------              ----------

                  Net loss applicable to Common Stock                        $  (23,040)             $   (8,274)
                                                                             ==========              ==========




                                See accompanying notes to condensed consolidated financial statements.



                                                         DICTAPHONE CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in thousands)
                                                                                         DECEMBER 31,          JUNE 30,
                                                                                             1998                1999
                                                                                         ------------          --------
                                                                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                            $   11,727         $    5,349
    Accounts receivable, less allowances of $968 and $2,348, respectively                    77,432             86,777
    Inventories                                                                              53,362             49,797
    Other current assets                                                                      7,259              5,283
                                                                                         ----------         ----------
         Total current assets                                                               149,780            147,206
Property, plant and equipment, net                                                           32,425             36,175
Deferred financing costs, net of accumulated amortization of $14,246
 and $15,219, respectively                                                                    9,920              8,949
Intangibles, net of accumulated amortization of $122,595 and $129,072, respectively         206,122            199,704
Deferred tax asset                                                                           39,765             39,654
Other assets                                                                                 16,315             19,156
                                                                                         ----------         ----------
         Total assets                                                                    $  454,327         $  450,844
                                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                     $    8,778         $    8,746
    Interest payable                                                                         10,067             10,187
    Accrued pension liability                                                                 8,352              8,947
    Accrued liabilities                                                                      31,433             29,221
    Advance billings                                                                         39,586             43,407
    Current portion of long-term debt                                                           795                789
                                                                                         ----------         ----------
         Total current liabilities                                                           99,011            101,297
Long-term debt                                                                              369,737            350,144
Other liabilities                                                                            14,141             13,698
                                                                                         ----------         ----------
         Total liabilities                                                                  482,889            465,139
                                                                                         ----------         ----------
Contingencies (Note 5)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares authorized;  2,391,500 and
      2,559,883  shares  of  14%  PIK  perpetual  preferred  stock  issued  and outstanding, liquidation values of $23,915 and $25,599
      at December 31, 1998 and June 30, 1999, respectively)                                  23,915             25,599
    Preferred stock ($.01 par value; 10,000,000 shares authorized; none and 2,000,000 shares of 12% Convertible PIK preferred stock issued and
      outstanding, liquidation value of $21,026 at June 30, 1999)                               ---             21,026
    Common stock ($.01 par value; 30,000,000 shares authorized;
      12,934,000 shares outstanding at December 31, 1998 and June 30, 1999)                     130                130
    Notes receivable from stockholders                                                         (741)              (741)
    Additional paid-in capital                                                              120,955            118,245
    Treasury stock, at cost                                                                    (660)              (660)
    Accumulated deficit                                                                    (170,417)          (175,981)
    Accumulated other comprehensive loss                                                     (1,744)            (1,913)
                                                                                         ----------         -----------
         Total stockholders' equity (deficit)                                               (28,562)           (14,295)
                                                                                         ----------         -----------
         Total liabilities and stockholders' equity                                      $  454,327         $  450,844
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


                                                        DICTAPHONE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                        (Dollars in thousands)


                                                                                 SIX MONTHS               SIX MONTHS
                                                                                    ENDED                    ENDED
                                                                                JUNE 30, 1998            JUNE 30, 1999
                                                                                -------------            -------------
       Operating activities:
          Net loss                                                                $  (21,556)             $   (5,564)
          Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
             Depreciation and amortization                                            24,104                  13,093
             Provision for deferred income taxes                                       1,186                      47
             Changes in assets and liabilities:
                 Accounts receivable                                                    (178)                 (9,259)
                 Inventories                                                          (2,489)                  3,552
                 Other current assets                                                   (713)                  1,860
                 Accounts payable and accrued liabilities                             (9,649)                 (1,264)
                 Advance billings                                                        284                   3,782
                 Other assets and other                                               (5,785)                 (5,987)
                                                                                  ----------              ----------
                    Net cash (used in) provided by operating activities              (14,796)                    260
                                                                                  ----------              ----------

       Investing activities:
          Net investment in fixed assets                                              (4,602)                 (6,152)
          Sale of building                                                            14,000                     ---
                                                                                  ----------              ----------
             Net cash provided by (used in) investing activities                       9,398                  (6,152)
                                                                                  ----------              ----------

       Financing activities:
          Sale of preferred stock                                                        ---                  20,000
          Repayment under term loan facility                                          (1,800)                    ---
          Borrowings under revolving credit facility                                  29,000                  17,250
          Repayment under revolving credit facility                                  (27,000)                (36,750)
          Other                                                                          858                    (951)
                                                                                  ----------              ----------
             Net cash provided by (used in) financing activities                       1,058                    (451)
                                                                                  ----------              ----------

       Effect of exchange rate changes on cash                                           (41)                    (35)
                                                                                  ----------              ----------

       Decrease in cash                                                               (4,381)                 (6,378)

       Cash and cash equivalents, beginning of period                                 10,277                  11,727
                                                                                  ----------              ----------
       Cash and cash equivalents, end of period                                   $    5,896              $    5,349
                                                                                  ==========              ==========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                              $   19,029              $   19,136
                                                                                  ==========              ==========
       Income taxes paid                                                          $       73              $      195
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


                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in thousands, or as otherwise indicated)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited, as of and for the three and six month periods ended June 30, 1999 and June 30, 1998, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

             ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. Adoption of SFAS 133 is not currently expected to have a material impact on the Company's consolidated financial statements.

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

2.     INVENTORIES

             Inventories consist of the following:

                                                                       DECEMBER 31,               JUNE 30,
                                                                          1998                     1999
                                                                       ------------               --------
             Raw materials and work in process                          $   15,799               $   18,554
             Supplies and service parts                                     15,376                   13,701
             Finished products                                              22,187                   17,542
                                                                        ----------               ----------
             Total inventories                                          $   53,362               $   49,797
                                                                        ==========               ==========

             In December 1998, after assessing prospective sales, the Company recorded a non-cash charge of $5.0 million associated with the provision for excess inventory related to the Company's Boomerang(TM), Insight(TM), FTR(TM) and Synergy(TM) products.

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $122,595 and $129,072 at December 31, 1998 and June 30, 1999, respectively. Amortization expense for the three and six months ended June 30, 1998 was $7,833 and $15,714, and for the three and six months ended June 30, 1999 was $3,238 and $6,477, respectively.

                                                                       DECEMBER 31,               JUNE 30,
                                                                          1998                     1999
                                                                       ------------               --------
             Goodwill                                                   $  127,611               $  125,427
             Tradenames                                                     71,265                   70,291
             Service contracts                                               2,530                      473
             Non-compete agreement                                           2,463                    1,877
             Patents                                                         2,253                    1,636
                                                                        ----------               ----------
                                                                        $  206,122               $  199,704
                                                                        ==========               ==========

4.     INCOME TAXES

             The income tax expense for the three and six months ended June 30, 1999 is $696 and $921, respectively.

             The Company has recorded a gross deferred tax asset of $100.6 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1999 is $134.3 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.7 million will expire in the year 2018 and $11.7 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During the first six months of 1999, the Company increased its valuation allowance by $2.3 million resulting in a net deferred tax asset of $53.4 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $53.4 million recorded at June 30, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

       CONTINGENCIES

             On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes") filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions are continuing. A trial date in 2000 is likely.

             Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

             The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are in the preliminary stage, and it is currently impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone Acquisition Corporation and Pitney Bowes subject to certain limitations.

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

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION (CONTINUED)

             The following are the supplemental consolidating statements of operations for the three and six month periods ended June 30, 1998 and 1999, the supplemental consolidating balance sheet information as of December 31, 1998 and June 30, 1999, and cash flow information for the six month periods ended June 30, 1998 and 1999.


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                   THREE MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                   $   49,435       $    4,004        $   (1,867)       $   51,572
         Contract manufacturing sales                    11,545              ---               ---            11,545
         Support services                                20,006            1,862               ---            21,868
                                                     ----------       ----------        ----------        ----------
             Total revenues                              80,986            5,866            (1,867)           84,985
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     45,405            3,746            (2,194)           46,957
         Selling and administrative                      33,174            2,878               ---            36,052
         Research and development                         3,256              ---               ---             3,256
         Interest expense - net and other                 9,323              770               ---            10,093
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    91,158            7,394            (2,194)           96,358
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                              (346)             ---               346               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (10,518)          (1,528)              673           (11,373)

       Income tax (expense) benefit                        (187)             982              (133)              662
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (10,705)      $     (546)       $      540        $  (10,711)
                                                     ==========       ==========        ==========        ==========



6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION (CONTINUED)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                   THREE MONTHS ENDED JUNE 30, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                   $   44,754       $    6,536        $   (2,751)       $   48,539
         Contract manufacturing sales                    12,900              ---               ---            12,900
         Support services                                21,841            2,380               ---            24,221
                                                     ----------       ----------        ----------        ----------
             Total revenues                              79,495            8,916            (2,751)           85,660
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     44,304            4,835            (2,837)           46,302
         Selling and administrative                      25,447            2,201               ---            27,648
         Research and development                         2,442              ---               ---             2,442
         Interest expense - net and other                 9,353              617               ---             9,970
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                    81,546            7,653            (2,837)           86,362
                                                     ----------       ----------        ----------        ----------

       Equity earnings (loss)                               468              ---              (468)              ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                 (1,583)           1,263              (382)             (702)

       Income tax expense                                    23              638                35               696
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $   (1,606)      $      625        $     (417)       $   (1,398)
                                                     ==========       ==========        ==========        ==========


6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (CONTINUED)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                    SIX MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                   $   96,323       $    9,921        $   (5,025)       $  101,219
         Contract manufacturing sales                    23,492              ---               ---            23,492
         Support services                                40,266            3,833               ---            44,099
                                                     ----------       ----------        ----------        ----------
             Total revenues                             160,081           13,754            (5,025)          168,810
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     88,559            8,815            (5,405)           91,969
         Selling and administrative                      64,605            6,438               ---            71,043
         Research and development                         7,956              ---               ---             7,956
         Interest expense - net and other                17,641            1,423               ---            19,064
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                   178,761           16,676            (5,405)          190,032
                                                     ----------       ----------        ----------        ----------

       Equity (loss) earnings                            (1,098)             ---             1,098               ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                (19,778)          (2,922)            1,478           (21,222)

       Income tax (expense) benefit                      (1,360)           1,168              (142)             (334)
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $  (21,138)      $   (1,754)       $    1,336        $  (21,556)
                                                     ==========-      ==========        ==========        ==========


6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (CONTINUED)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                                                    SIX MONTHS ENDED JUNE 30, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       Revenue from:
         Product sales and rentals                   $   89,530       $   12,258        $   (5,021)       $   96,767
         Contract manufacturing sales                    23,248              ---               ---            23,248
         Support services                                43,772            4,484               ---            48,256
                                                     ----------       ----------        ----------        ----------
             Total revenues                             156,550           16,742            (5,021)          168,271
                                                     ----------       ----------        ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support services     85,616            9,261            (5,125)           89,752
         Selling and administrative                      53,403            4,439               ---            57,842
         Research and development                         4,880              ---               ---             4,880
         Interest expense - net and other                18,839            1,601               ---            20,440
                                                     ----------       ----------        ----------        ----------
             Total costs and expenses                   162,738           15,301            (5,125)          172,914
                                                     ----------       ----------        ----------        ----------

       Equity earnings (loss)                             1,073              ---            (1,073)              ---
                                                     ----------       ----------        ----------        ----------

       (Loss) income before income taxes                 (5,115)           1,441              (969)           (4,643)

       Income tax expense                                    45              834                42               921
                                                     ----------       ----------        ----------        ----------

       Net (loss) income                             $   (5,160)      $      607        $   (1,011)       $   (5,564)
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
                                                     ==========       ==========        ==========        ==========


6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (CONTINUED)


                                                        DICTAPHONE CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                                             JUNE 30, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------
       ASSETS
       Current assets:
         Cash and cash equivalents                   $    4,454       $      895        $      ---        $    5,349
         Accounts receivable, less allowances            79,888            9,633            (2,744)           86,777
         Inventories                                     48,488            1,496              (187)           49,797
         Other current assets                             2,172            3,358              (247)            5,283
                                                     ----------       ----------        ----------        ----------
           Total current assets                         135,002           15,382            (3,178)          147,206

       Investments in subsidiaries                       29,233              ---           (29,233)              ---
       Property, plant and equipment, net                33,319            2,856               ---            36,175
       Deferred financing costs, net                      8,949              ---               ---             8,949
       Intangibles, net                                 186,903           12,801               ---           199,704
       Other assets                                      54,733            3,754               323            58,810
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  448,139       $   34,793        $  (32,088)       $  450,844
                                                     ==========       ==========        ==========        ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY
       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   50,340       $   10,429        $   (3,668)       $   57,101
         Advance billings                                40,525            2,882               ---            43,407
         Current portion of long-term debt                  628              161               ---               789
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     91,493           13,472            (3,668)          101,297
       Long-term debt                                   349,945           17,190           (16,991)          350,144
       Other liabilities                                 13,083              615               ---            13,698
       Stockholders' equity (deficit)                    (6,382)           3,516           (11,429)          (14,295)
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  448,139       $   34,793        $  (32,088)       $  450,844
                                                     ==========       ==========        ==========        ==========


6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (CONTINUED)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                                    SIX MONTHS ENDED JUNE 30, 1998


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------

       Operating activities:
         Net loss                                    $  (21,138)      $   (1,754)       $    1,336        $  (21,556)
         Adjustments to reconcile net loss
          to net cash (used in) provided by
          operating activities:
           Depreciation and amortization                 22,699            1,405               ---            24,104
           Provision for deferred income taxes            1,150             (106)              142             1,186
           Change in assets and liabilities:
             Accounts receivable                         (3,475)           2,832               465              (178)
             Inventories                                 (2,153)              44              (380)           (2,489)
             Other current assets                           949           (1,662)              ---              (713)
             Accounts payable and accrued
              liabilities                                (9,673)             339              (315)           (9,649)
             Advance billings                               221               63               ---               284
             Other assets and other                      (3,050)             301            (3,036)           (5,785)
                                                     ----------       ----------        ----------        ----------
       Cash (used in) provided by investing
        activities                                      (14,470)           1,462            (1,788)          (14,796)
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (4,263)            (339)              ---            (4,602)
         Sale of building                                14,000              ---               ---            14,000
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) investing
        activities                                        9,737             (339)              ---             9,398
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Repayment under term loan facility              (1,800)             ---               ---            (1,800)
         Borrowing from revolving credit facility        29,000              ---               ---            29,000
         Repayment under revolving credit facility      (27,000)             ---               ---           (27,000)
         Other                                              915           (1,845)            1,788               858
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) financing
         activities                                       1,115           (1,845)            1,788             1,058
                                                     ----------       -----------       ----------        ----------

       Effect of exchange rate changes on cash              ---              (41)              ---               (41)
                                                     ----------       ----------        ----------         ---------

       Decrease in cash                                  (3,618)            (763)              ---            (4,381)

       Cash and cash equivalents,
        beginning of period                               8,276            2,001               ---            10,277
                                                     ----------       ----------        ----------         ---------

       Cash and cash equivalents,
        end of period                                $    4,658       $    1,238        $      ---        $    5,896
                                                     ==========       ==========        ==========        ==========


6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (CONTINUED)


                                                        DICTAPHONE CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                                                    SIX MONTHS ENDED JUNE 30, 1999


                                                     DICTAPHONE       DICTAPHONE       CONSOLIDATING
                                                     CORPORATION       NON-U.S.         ADJUSTMENTS      CONSOLIDATED
                                                     -----------      ----------       -------------     ------------

       Operating activities:
         Net (loss) income                           $   (5,160)      $      607        $   (1,011)       $   (5,564)
         Adjustments to reconcile net loss
          to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                 12,210              883               ---            13,093
           Provision for deferred income taxes              ---               47               ---                47
           Change in assets and liabilities:
              Accounts receivable                        (4,441)          (2,765)           (2,053)           (9,259)
              Inventories                                 2,178            1,478              (104)            3,552
              Other current assets                        1,890              (72)               42             1,860
              Accounts payable and accrued
               liabilities                               (2,884)            (293)            1,913            (1,264)
              Advance billings                            3,231              551               ---             3,782
              Other assets and other                     (6,609)            (591)            1,213            (5,987)
                                                     ----------       ----------        ----------        ----------
       Cash provided by (used in) operating
        activities                                          415             (155)              ---               260
                                                     ----------       ----------        ----------        ----------

       Investing activities:
         Net investment in fixed assets                  (6,039)            (113)              ---            (6,152)
                                                     ----------       ----------        ----------        ----------
       Cash used in investing activities                 (6,039)            (113)              ---            (6,152)
                                                     ----------       ----------        ----------        ----------

       Financing activities:
         Sale of Preferred Stock                         20,000              ---               ---            20,000
         Borrowing from revolving credit facility        17,250              ---               ---            17,250
         Repayment under revolving credit facility      (36,750)             ---               ---           (36,750)
         Other                                             (536)            (415)              ---              (951)
                                                     ----------       ----------        ----------        ----------
       Cash used in financing activities                    (36)            (415)              ---              (451)
                                                     ----------       ----------        ----------        ----------

       Effect of exchange rate changes on cash              ---              (35)              ---               (35)
                                                     ----------       ----------        ----------        ----------

       Decrease in cash                                  (5,660)            (718)              ---            (6,378)

       Cash and cash equivalents,
        beginning of period                              10,114            1,613               ---            11,727
                                                     ----------       ----------        ----------        ----------

       Cash and cash equivalents,
        end of period                                $    4,454       $      895        $      ---        $    5,349
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

             Total comprehensive loss for the three and six months ending June 30, 1998 and 1999 consists of the following:

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                   ------------------------              ---------------------
                                                     1998             1999                 1998              1999
                                                     ----             ----                 ----              ----

       Net loss                                  $  (10,711)      $   (1,398)          $  (21,556)       $   (5,564)

       Foreign currency translation
        adjustments                                    (111)             (55)                (358)             (169)
                                                 ----------       ----------           ----------        ----------

       Total comprehensive loss                  $  (10,822)      $   (1,453)          $  (21,914)       $   (5,733)
                                                 ==========       ==========           ==========        ==========


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


                                                        DICTAPHONE CORPORATION
                                                        SEGMENT PROFIT AND LOSS

                                                                     SYSTEM
                                                                   PRODUCTS &        CONTRACT
                                                                    SERVICES       MANUFACTURING         TOTAL
                                                                   ----------      -------------         -----
         Revenue from external customers
           Three months ended June 30,              1999          $   72,760        $   12,900       $   85,660
           Three months ended June 30,              1998              73,420            11,565           84,985

           Six months ended June 30,                1999             145,023            23,248          168,271
           Six months ended June 30,                1998             145,318            23,492          168,810

         Intersegment revenues
           Three months ended June 30,              1999                 ---             9,360            9,360
           Three months ended June 30,              1998                 ---            14,029           14,029

           Six months ended June 30,                1999                 ---            19,887           19,887
           Six months ended June 30,                1998                 ---            31,429           31,429

         Segment profit (loss)
           Three months ended June 30,              1999              (2,217)            1,515             (702)
           Three months ended June 30,              1998             (12,148)              775          (11,373)

           Six months ended June 30,                1999              (7,312)            2,669           (4,643)
           Six months ended June 30,                1998             (23,065)            1,843          (21,222)

         Segment assets
           As of June 30,                           1999             407,345            43,499          450,844
           As of December 31,                       1998          $  410,522        $   43,805       $  454,327


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


OVERVIEW


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             ------------------------        ---------------------
                                                               1998            1999            1998           1999
                                                               ----            ----            ----           ----
                                                                                  (IN MILLIONS)
                                                                                   (UNAUDITED)
       Total revenue                                         $   85.0       $    85.7       $   168.8      $   168.3

       Cost of sales, rentals and support services               47.0            46.3            92.0           89.8
       Selling and administrative expense (1)                    36.0            27.6            71.0           57.8
       Research and development                                   3.3             2.5             8.0            4.9
                                                             --------       ---------        --------      ---------
           Operating (loss) profit                               (1.3)            9.3            (2.2)          15.8
                                                             --------       ---------        --------      ---------

       Net interest expense and other                            10.1            10.0            19.0           20.5
       Income tax benefit (expense)                               0.7            (0.7)           (0.4)          (0.9)
                                                             --------       ---------        --------      ---------

       Net loss                                              $  (10.7)      $    (1.4)       $  (21.6)     $    (5.6)
                                                             ========       =========-       ========      =========

       EBITDA (2)                                            $   11.8       $    15.6        $   22.2      $    27.6
                                                             ========       =========        ========      =========

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


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             ------------------------        ---------------------
                                                               1998            1999            1998           1999
                                                               ----            ----            ----           ----
                                                                                  (IN MILLIONS)
                                                                                   (UNAUDITED)
       Revenue from:
           Sales:
           Integrated Voice Systems                          $   11.5       $     7.1        $   24.0      $    14.3
           Integrated Health Systems                             10.7            16.8            20.1           29.5
           Communication Recording Systems                       16.4            10.4            29.4           24.7
           Customer Service Parts                                 4.7             4.0             9.1            7.9
           International and Dealer Operations                    7.9             9.9            18.0           19.7
           Rentals                                                0.3             0.4             0.6            0.7
                                                             --------       ---------        --------      ---------
                Product Sales and Rentals                        51.5            48.6           101.2           96.8
                                                             ========       =========        ========      =========
           Support service:
           Customer Service                                      19.9            20.8            39.2           41.6
           Application & Training Specialists                     0.2             1.1             1.1            2.2
           International and Dealer Operations                    1.8             2.4             3.8            4.5
                                                             --------       ---------        --------      ---------
                Total support service                            21.9            24.3            44.1           48.3
                                                             --------       ---------        --------      ---------
           Total System Products and Services                    73.4            72.9           145.3          145.1
           Contract Manufacturing                                11.6            12.8            23.5           23.2
                                                             --------       ---------        --------      ---------
       Total revenue                                         $   85.0       $    85.7        $  168.8      $   168.3
                                                             ========       =========        ========      =========


RESULTS OF OPERATIONS - SECOND QUARTER 1999 VS. SECOND QUARTER 1998

       Total revenue increased 0.8% to $85.7 million in the second quarter of 1999 from $85.0 million in the second quarter of 1998. This increase is attributable to higher product sales revenue from Integrated Health Systems ("I.H.S."), higher support service revenue from Customer Service and Application and Training Specialists ("A.T.S.") and higher revenue from International and Dealer Operations and Contract Manufacturing, offset in part, by lower product sales revenue from Integrated Voice Systems ("I.V.S.") and Communications Recording Systems ("C.R.S.").

       I.V.S. revenue declined 38.3% to $7.1 million in response to actions taken by the Company in the fourth quarter of 1998 to reduce and consolidate its sales force to focus on the more profitable systems business in commercial markets. I.H.S. revenue increased 56.0% to $16.8 million from $10.7 million due to the continued growth of Enterprise Express(TM) sales. I.H.S. orders in the second quarter of 1999 increased 66.4% to $22.3 million from $13.4 million in the second quarter of 1998. C.R.S. revenue declined 36.7% to $10.4 million from $16.4 million due to lower Prolog(TM)/Guardian(TM) sales. C.R.S. orders in the second quarter of 1999 declined 2.9% to $15.8 million from $16.3 million in the second quarter of 1998. Customer Service revenue (including sale of parts) increased 0.5% to $24.8 million from $24.6 million due to increased installation and warranty revenue partially offset by reduced proprietary product service contract revenue. A.T.S. revenue increased by $1.0 million due to increased training provided in support of system products. Sales and support service revenue from International and Dealer Operations increased 25.8% to $12.3 million from $9.7 million due primarily to increased system, C.R.S., desktop and portable and service revenue derived from the Company's Canadian operations and increased C.R.S. and service revenue derived from its European operations. Orders for International and Dealer Operations in the second quarter of 1999 increased 56.3% to $10.3 million from $6.6 million in the second quarter of 1998. Contract Manufacturing revenue increased 11.5% to $12.8 million from $11.6 million in the second quarter of 1998 due to growth from existing customers.

       Cost of sales, rentals and support services declined 1.4% to $46.3 million (54.1% of revenue) in the second quarter of 1999 from $47.0 million (55.3% of revenue) in the second quarter of 1998. This decline in cost of sales is attributable to lower Customer Service field overhead, technical and support costs.

       Selling and administrative expenses (including amortization of intangibles) declined 23.3% to $27.6 million (32.3% of revenue) in the second quarter of 1999 from $36.0 million (42.4% of revenue) in the second quarter of 1998. This decrease is attributable to lower amortization expense related to intangibles, lower I.V.S. selling expenses associated with sales force reductions and related overhead expenses and lower international operating expenses.

       Research and development expenses of $2.5 million (5.0% of product sales and rental revenue) declined 25.0% from $3.3 million (6.3% of product sales and rental revenue), reflecting reduced staffing and a more focused development effort consistent with the requirements of major projects under development.

       The Company recorded an operating profit of $9.3 million (10.8% of revenue) during the second quarter of 1999 compared to an operating loss of $1.3 million (1.5% of revenue) for the second quarter of 1998. Excluding the impact of reduced amortization expense, operating profit would have increased by $6.0 million due to higher revenue, lower costs and reduced operating expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

       Total revenue for the first six months of 1999 of $168.3 million remained relatively constant with the prior period. The Company experienced lower product sales revenue from I.V.S. and C.R.S. and lower revenue from Contract Manufacturing, partially offset by increased product sales revenue from I.H.S., higher support service revenue from Customer Service and A.T.S. and higher revenue from International and Dealer Operations.

       I.V.S. revenue declined 40.5% to $14.3 million in response to actions described previously which were taken by the Company in the fourth quarter of 1998. I.V.S. order backlog at June 30, 1999 increased 18.1% to $5.5 million versus order backlog at December 31, 1998. I.H.S. revenue increased 46.3% to $29.5 million from $20.1 million due to the continued growth of Enterprise Express(TM) sales. I.H.S. orders for the first six months of 1999 increased 80.6% to $36.2 million from $20.0 million for the first six months of 1998. I.H.S. order backlog at June 30, 1999 increased 44.3% to $21.0 million versus order backlog at December 31, 1998. C.R.S. revenue declined 16.0% to $24.7 million due to lower Prolog(TM)/Guardian(TM) sales. C.R.S. orders for the first six months of 1999 increased 1.1% to $28.9 million from $28.6 million for the first six months of 1998. C.R.S. order backlog at June 30, 1999 increased 83.3% to $9.3 million versus order backlog at December 31, 1998. Customer Service revenue (including sale of parts) increased 2.5% to $49.5 million from $48.3 million due to increased warranty, installation and hourly revenue. A.T.S. revenue increased $1.1 million due to increased customer training provided in support of system products. Sales and support service revenue from International and Dealer Operations increased 11.0% to $24.2 million due to increased Canadian system, desktop and portable, C.R.S. and service revenue. International and Dealer Operations orders for the first six months of 1999 increased 27.8% to $20.2 million from $15.8 million for the first six months of 1998. Order backlog for International and Dealer Operations at June 30, 1999 increased 42.6% to $2.4 million versus order backlog at December 31, 1998. Contract Manufacturing revenue declined 1.0% to $23.2 million from $23.5 million for the first six months of 1998.

       Cost of sales, rentals and support services declined 2.4% to $89.8 million (53.3% of revenue) for the first six months of 1999 from $92.0 million (54.5% of revenue) for the first six months of 1998. This decline in cost of sales expressed as a percentage of revenue is attributable to lower Customer Service field overhead, technical and support costs, improved Canadian margins and higher I.H.S. price realization.

       Selling and administrative expenses (including amortization of intangibles) declined 18.6% to $57.8 million (34.4% of revenue) for the first six months of 1999 from $71.0 million (42.1% of revenue) for the first six months of 1998. This decrease is attributable to lower amortization expense, lower selling expenses associated with I.V.S. sales force reductions and related overhead expenses and lower international operating expenses.

       Research and development expenses of $4.9 million (5.0% or product sales and rental revenue) declined 38.7% from $8.0 million (7.9% of product sales and rental revenue), reflecting reduced staffing and a more focused development effort.

       The Company recorded an operating profit of $15.8 million (9.4% of revenue) during the first six months of 1999 compared to an operating loss of $2.2 million (1.3% of revenue) for the first six months of 1998. Excluding the impact of reduced amortization expense, operating profit would have increased by $8.7 million due to lower costs and reduced operating expenses.

       The Company has recorded a gross deferred tax asset of $100.6 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of June 30, 1999 is $134.3 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.7 million will expire in the year 2018 and $11.7 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance by $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During the first six months of 1999, the Company increased its valuation allowance by $2.3 million resulting in net deferred tax asset of $53.4 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $53.4 million recorded at June 30, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consists primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At June 30, 1999, the Company had outstanding Term Loans of $131.6 million, a $19.0 million loan outstanding under the $40.0 million Revolving Credit Facility and the Notes. Availability under the Revolving Credit Facility at June 30, 1999 was $21.0 million. Scheduled annual principal payments on the Term Loans are $0.6 million in 1999 and 2000, $36.3 million in 2001 and $94.0 million in 2002. There are no scheduled reductions in the Revolving Credit Facility over the next two years.

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

       In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75.0 million which matured on February 16, 1999. The swap effectively converted that portion of the Term Loans to a fixed rate component of 5.8%; thus, reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. No funds under the swap agreements were actually borrowed or were repaid. Amounts due to or from the counterparties were reflected in interest expense in the periods in which they accrued. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66.0 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%.

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

       The Company had $200.0 million of Notes outstanding as of June 30, 1999. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At June 30, 1999, the fair value of the Notes was favorable $64.0 million based on dealer quotes.

       Capital expenditures for the first six months of 1999 totaled $6.2 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997, 1998 and the first six months of 1999 and plans to introduce additional new products during the balance of 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Notwithstanding the introduction of its new products, the 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington and its availability under the Revolving Credit Facility, the Company will continue to focus on cash flows from operating activities. The Company has implemented new measures to improve working capital in order to provide this improved cash flow, but there can be no assurance, however, that the Company will be successful in such efforts.

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

       The Year 2000 Project Office has adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III - remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV - testing of systems, product and equipment following remediation; and Phase V - contingency planning.

       The Company's Year 2000 efforts have been concentrated on two major areas: 1) internal use systems, equipment and third party products used in the Company's operations and 2) products sold by the Company to its customers.

STATE OF READINESS

       The Company is utilizing both internal and external resources to perform Year 2000 testing on its internal systems and equipment. The Company has completed Phase I of the program and has made substantial progress on Phases II, III and IV for all of its critical systems and equipment. The Company anticipates completion of the work required on the remaining systems and equipment by the close of the third quarter 1999. In connection with the Company's efforts to make its internal systems Year 2000 compliant, the Company has accelerated the implementation of a new enterprise-wide computer system in certain areas. The implementation timetable for the components of the new system is currently on schedule and will be completed by the close of the third quarter 1999.

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

       With respect to products sold to the Company's customers, the Company has completed Phase I of the program and is actively engaged in Phases II, III and
IV. The Company has identified certain products which require remediation, has developed and communicated the necessary remediations to the Company's customers and is installing such remediations at customer sites. Installations of remediations will continue throughout 1999.

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

       With respect to products sold to customers, the most reasonably likely worst case scenario for Year 2000 related product failures could include the suspension of use of such product, or continued use of the product with reduced functionality or operating ability. If this were to occur, customers could attempt to assert liability claims against the Company. However, the Company believes that, based on the level of Year 2000 testing performed to date, the product remedies being made available to its customers, the time remaining to implement such remedies, and the legal defenses available to the Company, the likelihood of the occurrence of such worst case scenario is minimized.

CONTINGENCY PLANS

       Contingency plans are being prepared so that critical business functions will continue to operate. These plans will address the Company's internal systems and equipment, products sold by the Company to customers and third party supplier relationships. The contingency plans will include manual alternatives to electronic processes, repair or replacement of products and systems and changes in suppliers. Contingency planning efforts will continue throughout 1999, and will continue to be updated and revised to reflect the most current information on the Company's state of readiness, and the state of readiness of the Company's suppliers and customers.

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

       (b)   REPORTS ON FORM 8-K

                    There  were no  Reports  on Form 8-K  filed  by the  Company during the three months ended June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  August 12, 1999                    DICTAPHONE CORPORATION
                                 --------------------------------------------
                                              (Registrant)




                       By:                 /S/  JOHN H. DUERDEN
                                 --------------------------------------------
                       Name:                    John H. Duerden
                       Title:   Chairman, Chief Executive Officer and President
                                         (Principal Executive Officer)



                       By:                 /S/  JOSEPH D. SKRZYPCZAK
                                 --------------------------------------------
                       Name:                Joseph D. Skrzypczak
                       Title: Chief Operating Officer, Chief Financial Officer
                                              and Director
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                            SEQUENTIALLY
EXHIBITS                 DESCRIPTION                        NUMBERED PAGE
--------                 -----------                        -------------

    27    --  Financial Data Schedule.