Form 10-Q
period 1999-09-30
DICTAPHONE CORP /DE
filed 1999-11-15
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999
                                    or
       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             YES     X              NO  ____

Number of shares of Common Stock, par value $.01 per share, outstanding as of November 9, 1999: 12,934,000

The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION

                                      INDEX



                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

       Unaudited Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 1998 and September 30, 1999         2

        Unaudited Condensed Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1998 and September 30, 1999        3

        Condensed Consolidated Balance Sheets as of  December 31, 1998
          and September 30, 1999 (Unaudited)                                 4

        Unaudited Condensed Consolidated Statements of Cash Flow for the
          Nine Months Ended September 30, 1998 and September 30, 1999        5

        Notes to Unaudited Consolidated Financial Statements                 6

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          28


PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings                                              28

ITEM 6.      Exhibits and Reports on Form 8-K                               28

                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)


                                                   Three Months          Three Months
                                                       Ended                 Ended
                                                September 30, 1998    September 30, 1999
                                                ------------------    ------------------
Revenues:
     Product sales and rentals                     $   52,200            $   60,066
     Contract manufacturing sales                      11,575                10,830
     Support services                                  22,101                24,965
                                                       ------                ------
         Total revenue                                 85,876                95,861
                                                       ------                ------

Costs and expenses:

     Cost of sales, rentals and support services       45,131                51,505

     Selling and administrative                        26,776                27,877

     Amortization of intangibles                        4,679                 2,681

     Research and development                           4,898                 2,099
                                                        -----                 -----

Operating profit                                        4,392                11,699

Interest expense                                        9,913                10,029

Other expense (income) - net                              450                   (45)

(Loss) income before income taxes                      (5,971)                1,715

Income tax benefit (expense)                              587                  (832)
                                                       ------                ------

     Net (loss) income                                 (5,384)                  883

     Stock dividends on PIK Preferred Stock               782                 1,527
                                                       ------                ------

     Net loss applicable to Common Stock             $ (6,166)              $  (644)
                                                     ========               =======


     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)


                                                        Nine Months          Nine Months
                                                           Ended                Ended
                                                    September 30, 1998   September 30, 1999
                                                    ------------------   ------------------
Revenues:
     Product sales and rentals                          $  153,419            $ 156,833
     Contract manufacturing sales                           35,067               34,078
     Support services                                       66,200               73,221
                                                        ----------            ---------
         Total revenue                                     254,686              264,132
                                                        ----------            ---------

Costs and expenses:

     Cost of sales, rentals and support services           137,100              141,257

     Selling and administrative                             82,105               79,242

     Amortization of intangibles                            20,393                9,158

     Research and development                               12,854                6,979
                                                          --------             --------

Operating profit                                             2,234               27,496

Interest expense                                            29,632               30,092

Other (income) expense - net                                  (205)                 332
                                                          --------             --------

Loss before income taxes                                   (27,193)              (2,928)

Income tax benefit (expense)                                   253               (1,753)
                                                          --------             --------
     Net loss                                              (26,940)              (4,681)

     Stock dividends on PIK Preferred Stock                  2,266                4,237
                                                          --------             --------
     Net loss applicable to Common Stock                $  (29,206)          $   (8,918)
                                                        ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,     September 30,
                                                                                     1998             1999
                                                                                  -----------      -------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $   11,727      $    8,742
    Accounts receivable, less allowances of $968 and $2,346, respectively              77,432          93,105
    Inventories                                                                        53,362          45,216
    Other current assets                                                                7,259           6,310
                                                                                   ----------      ----------
         Total current assets                                                         149,780         153,373
Property, plant and equipment, net                                                     32,425          37,177
Deferred financing costs, net of accumulated amortization of $14,246
 and $15,705, respectively                                                              9,920           8,580
Intangibles, net of accumulated amortization of $122,595 and
 $131,753 respectively                                                                206,122         196,996
Deferred tax asset                                                                     39,765          39,294
Other assets                                                                           16,315          20,980
                                                                                   ----------      ----------
         Total assets                                                              $  454,327      $  456,400
                                                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    8,778      $    9,820
    Interest payable                                                                   10,067           4,089
    Accrued pension liability                                                           8,352           9,284
    Accrued liabilities                                                                31,433          34,089
    Advance billings                                                                   39,586          45,268
    Current portion of long-term debt                                                     795             789
                                                                                   ----------      ----------
         Total current liabilities                                                     99,011         103,339

Long-term debt                                                                        369,737         353,106
Other liabilities                                                                      14,141          13,387
                                                                                   ----------      ----------
         Total liabilities                                                            482,889         469,832
                                                                                   ----------      ----------
Contingencies (Note 5)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares authorized;  2,391,500
      and 2,649,500  shares  of  14%  PIK  perpetual   preferred  stock
      issued  and outstanding, liquidation values of $23,915 and $26,495
      at December 31, 1998 and September 30, 1999, respectively)                       23,915          26,495
    Preferred stock ($.01 par value; 10,000,000 shares authorized; none and 2,000,000 shares of 12% Convertible PIK preferred stock issued and
      outstanding, liquidation value of $21,657 at September 30, 1999)                    ---          21,657
    Common stock ($.01 par value; 30,000,000 shares authorized; 12,934,000
      shares outstanding at December 31, 1998 and September 30, 1999)                     130             130
    Notes receivable from stockholders                                                   (741)           (741)
    Additional paid-in capital                                                        120,955         116,718
    Treasury stock, at cost                                                              (660)           (660)
    Accumulated deficit                                                              (170,417)       (175,098)
    Accumulated other comprehensive loss                                               (1,744)         (1,933)
                                                                                   ----------      ----------
         Total stockholders' equity (deficit)                                         (28,562)        (13,432)
                                                                                   ----------      ----------
         Total liabilities and stockholders' equity                                $  454,327      $  456,400
                                                                                   ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Dollars in thousands)

                                                                     Nine Months          Nine Months
                                                                        Ended                Ended
                                                                 September 30, 1998    September 30, 1999
                                                                 ------------------    ------------------
Operating activities:
   Net loss                                                         $  (26,940)         $   (4,681)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                     31,308              18,225
      Provision for deferred income taxes                                 (393)                453
      Changes in assets and liabilities:
        Accounts receivable                                            (11,354)            (15,682)
        Inventories                                                     (5,759)              8,126
        Other current assets                                               874                 828
        Accounts payable and accrued liabilities                       (13,240)             (1,066)
        Advance billings                                                 5,024               5,664
        Other assets and other                                          (7,867)             (8,562)
                                                                    ----------          ----------
           Net cash (used in) provided by operating activities         (28,347)              3,305
                                                                    ----------          ----------

Investing activities:
   Net investment in fixed assets                                       (5,314)             (8,457)
   Sale of building                                                     14,000                 ---
                                                                    ----------          ----------
     Net cash provided by (used in) investing activities                 8,686              (8,457)
                                                                    ----------          ----------

Financing activities:
   Sale of preferred stock                                                 ---              20,000
   Repayment under term loan facility                                   (1,800)                ---
   Borrowings under revolving credit facility                           54,000              31,000
   Repayment under revolving credit facility                           (37,000)            (47,500)
   Other                                                                (1,536)             (1,293)
                                                                    ----------          ----------
     Net cash provided by financing activities                          13,664               2,207
                                                                    ----------          ----------

Effect of exchange rate changes on cash                                    (50)                (40)
                                                                    ----------          ----------

Decrease in cash                                                        (6,047)             (2,985)

Cash and cash equivalents, beginning of period                          10,277              11,727
                                                                    ----------          ----------
Cash and cash equivalents, end of period                            $    4,230          $    8,742
                                                                    ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                       $   34,369          $   34,699
                                                                    ==========          ==========
Income taxes paid                                                   $      335          $      201
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

                             DICTAPHONE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, or as otherwise indicated)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited, as of and for the three and nine month periods ended September 30, 1999 and September 30, 1998, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. Adoption of SFAS 133 is not currently expected to have a material impact on the Company's consolidated financial statements.

2.   INVENTORIES

     Inventories consist of the following:

                                                 December 31,      September 30,
                                                     1998              1999
                                                 ------------      -------------
      Raw materials and work in process          $   15,799        $   19,797
      Supplies and service parts                     15,376            10,825
      Finished products                              22,187            14,594
                                                 ----------        ----------
      Total inventories                          $   53,362        $   45,216
                                                 ==========        ==========

3.   INTANGIBLES

     The following summarizes intangible assets, net of accumulated amortization and writedowns of $122,595 and $131,753 at December 31, 1998 and September 30, 1999, respectively. Amortization expense for the three and nine months ended September 30, 1998 was $4,679 and $20,393, and for the three and nine months ended September 30, 1999 was $2,681 and $9,158, respectively.

                                         December 31,             September 30,
                                             1998                     1999
                                         ------------             -------------
 Goodwill                                 $  127,611               $  124,530
 Tradenames                                   71,265                   69,805
 Service contracts                             2,530                      ---
 Non-compete agreement                         2,463                    1,459
 Patents                                       2,253                    1,202
                                          ----------               ----------
                                          $  206,122               $  196,996
                                          ==========               ==========


4.   INCOME TAXES

     The income tax expense for the three and nine months ended September 30, 1999 is $832 and $1,753, respectively. The income tax expense for both the three and nine month periods relates to income attributable to the Company's Non-U.S. Operations.

     The Company has recorded a gross deferred tax asset of $101.6 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of September 30, 1999 is $137.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.7 million will expire in the year 2018 and $14.4 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax asset. During 1998, the Company increased its valuation allowance by $20.8 million. During the first nine months of 1999, the Company increased its valuation allowance by $2.6 million resulting in a deferred tax asset of $54.1 million. Including a deferred tax liability of $14.8 million, the net deferred tax asset at September 30, 1999, totalled $39.3 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the deferred tax asset of $54.1 million recorded at September 30, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

     In July, 1999, Bruce Hilt d/b/a Integrated Resources, Inc. filed a complaint in the Middle District of Alabama against the Company and Pitney Bowes Credit Corporation. Plaintiff commenced this action in Alabama State Court as a purported class action for similarly situated persons within the State of Alabama. Plaintiff alleges that the Company's recording system he leases from Pitney Bowes Credit Corporation is not Y2K compliant and will not function after December 31, 1999. The complaint seeks damages of less than $74,000 per class member and alleges that there are hundreds of potential class members. In August, 1999, the Company and Pitney Bowes removed the action to Federal Court, in part based on the new Federal Y2K Act, 15 U.S.C. ss. 6601, et seq. (the "Y2K Act"). Plaintiff has filed a motion to remand the case to State Court, which is fully briefed and before the Court.

     Plaintiff to date has not moved to certify the case as a class action. In October, 1999, the Company and Pitney Bowes filed a motion to dismiss the action. Plaintiff has not yet responded to the motion to dismiss, and no hearing date has been set by the Court.

     The Company intends to continue to vigorously defend this action. Although the litigation is in its preliminary stages, the Company believes that it has meritorious defenses to this case, especially in light of a remedy that has been offered to plaintiff, and does not believe that a class should be certified.

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

     Dictaphone Corporation has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
(collectively, the "Credit Agreement"), and other senior indebtedness as defined

6.   SUPPLEMENTAL  CONDENSED   CONSOLIDATING   FINANCIAL  STATEMENT  INFORMATION
     (Continued)

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

     The following are the supplemental consolidating statements of operations for the three and nine month periods ended September 30, 1998 and 1999, the supplemental consolidating balance sheet information as of December 31, 1998 and September 30, 1999, and cash flow information for the nine month periods ended September 30, 1998 and 1999.


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Revenue from:
  Product sales and rentals                   $   50,780       $   3,593        $   (2,173)       $   52,200
  Contract manufacturing sales                    11,575             ---               ---            11,575
  Support services                                20,222           1,879               ---            22,101
                                              ----------       ---------        ----------        ----------
      Total revenues                              82,577           5,472            (2,173)           85,876
                                              ----------       ---------        ----------        ----------

Costs and expenses:
  Cost of sales, rentals and support services     43,800           3,445            (2,114)           45,131
  Selling and administrative                      28,815           2,640               ---            31,455
  Research and development                         4,898             ---               ---             4,898
  Interest expense - net and other                 9,337           1,026               ---            10,363
                                              ----------       ---------        ----------        ----------
      Total costs and expenses                    86,850           7,111            (2,114)           91,847
                                              ----------       ---------        ----------        ----------

Equity (loss) earnings                              (702)            ---               702               ---
                                              ----------       ---------        ----------        ----------

(Loss) income before income taxes                 (4,975)         (1,639)              643            (5,971)

Income tax (expense) benefit                         (23)            586                24               587
                                              ----------       ---------        ----------        ----------

Net (loss) income                             $   (4,998)      $  (1,053)       $      667        $   (5,384)
                                              ==========       =========        ==========        ==========

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL
     STATEMENT INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Revenue from:
  Product sales and rentals                   $   56,629       $    7,967        $   (4,530)       $   60,066
  Contract manufacturing sales                    10,830              ---               ---            10,830
  Support services                                22,495            2,470               ---            24,965
                                              ----------       ----------        ----------        ----------
      Total revenues                              89,954           10,437            (4,530)           95,861
                                              ----------       ----------        ----------        ----------

Costs and expenses:
  Cost of sales, rentals and support services     50,428            5,607            (4,530)           51,505
  Selling and administrative                      28,433            2,125               ---            30,558
  Research and development                         2,099              ---               ---             2,099
  Interest expense - net and other                 9,453              531               ---             9,984
                                              ----------       ----------        ----------        ----------
      Total costs and expenses                    90,413            8,263            (4,530)           94,146
                                              ----------       ----------        ----------        ----------
Equity earnings (loss)                             1,801              ---            (1,801)              ---
                                              ----------       ----------        ----------        ----------

Income (loss) before income taxes                  1,342            2,174            (1,801)            1,715

Income tax expense                                    21              811               ---               832
                                              ----------       ----------        ----------        ----------
Net income (loss)                             $    1,321       $    1,363        $   (1,801)       $      883
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Revenue from:
  Product sales and rentals                   $  147,103       $   13,514        $   (7,198)       $  153,419
  Contract manufacturing sales                    35,067              ---               ---            35,067
  Support services                                60,488            5,712               ---            66,200
                                              ----------       ----------        ----------        ----------
      Total revenues                             242,658           19,226            (7,198)          254,686
                                              ----------       ----------        ----------        ----------

Costs and expenses:
  Cost of sales, rentals and support services    132,359           12,260            (7,519)          137,100
  Selling and administrative                      93,420            9,078               ---           102,498
  Research and development                        12,854              ---               ---            12,854
  Interest expense - net and other                26,978            2,449               ---            29,427
                                              ----------       ----------        ----------        ----------
      Total costs and expenses                   265,611           23,787            (7,519)          281,879
                                              ----------       ----------        ----------        ----------

Equity (loss) earnings                            (1,800)             ---             1,800               ---
                                              ----------       ----------        ----------        ----------

(Loss) income before income taxes                (24,753)          (4,561)            2,121           (27,193)

Income tax (expense) benefit                      (1,383)           1,754              (118)              253
                                              ----------       ----------        ----------        ----------

Net (loss) income                             $  (26,136)      $   (2,807)       $    2,003        $  (26,940)
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Revenue from:
  Product sales and rentals                   $  146,159       $   20,225        $   (9,551)       $  156,833
  Contract manufacturing sales                    34,078              ---               ---            34,078
  Support services                                66,267            6,954               ---            73,221
                                              ----------       ----------        ----------        ----------
      Total revenues                             246,504           27,179            (9,551)          264,132
                                              ----------       ----------        ----------        ----------
Costs and expenses:
  Cost of sales, rentals and support services    136,044           14,868            (9,655)          141,257
  Selling and administrative                      81,836            6,564               ---            88,400
  Research and development                         6,979              ---               ---             6,979
  Interest expense - net and other                28,292            2,132               ---            30,424
                                              ----------       ----------        ----------        ----------
      Total costs and expenses                   253,151           23,564            (9,655)          267,060
                                              ----------       ----------        ----------        ----------
Equity earnings (loss)                             2,874              ---            (2,874)              ---
                                              ----------       ----------        ----------        ----------
(Loss) income before income taxes                 (3,773)           3,615            (2,770)           (2,928)

Income tax expense                                    66            1,645                42             1,753
                                              ----------       ----------        ----------        ----------
Net (loss) income                             $   (3,839)      $    1,970        $   (2,812)       $   (4,681)
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1998


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   10,114       $    1,613        $      ---        $   11,727
  Accounts receivable, less allowances            75,447            6,782            (4,797)           77,432
  Inventories                                     50,666            2,987              (291)           53,362
  Other current assets                             4,062            3,079               118             7,259
                                              ----------       ----------        ----------        ----------
    Total current assets                         140,289           14,461            (4,970)          149,780

Investments in subsidiaries                       28,520              ---           (28,520)              ---
Property, plant and equipment, net                29,320            3,105               ---            32,425
Deferred financing costs, net                      9,920              ---               ---             9,920
Intangibles, net                                 192,492           13,630               ---           206,122
Other assets                                      52,028            4,052               ---            56,080
                                              ----------       ----------        ----------        ----------
Total assets                                  $  452,569       $   35,248        $  (33,490)       $  454,327
                                              ==========       ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, interest payable
   and accrued liabilities                    $   53,100       $   11,111        $   (5,581)       $   58,630
  Advance billings                                37,294            2,292               ---            39,586
  Current portion of long-term debt                  628              167               ---               795
                                              ----------       ----------        ----------        ----------
    Total current liabilities                     91,022           13,570            (5,581)           99,011
Long-term debt                                   369,445           17,783           (17,491)          369,737
Other liabilities                                 13,324              817               ---            14,141
Stockholders' equity (deficit)                   (21,222)           3,078           (10,418)          (28,562)
                                              ----------       ----------        ----------        ----------
Total liabilities and stockholders' equity    $  452,569       $   35,248        $  (33,490)       $  454,327
                                              ==========      ===========        ==========       ===========

6.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               SEPTEMBER 30, 1999


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    7,861       $      881        $      ---        $    8,742
  Accounts receivable, less allowances            84,115           12,067            (3,077)           93,105
  Inventories                                     43,582            1,821              (187)           45,216
  Other current assets                             2,895            3,339                76             6,310
                                              ----------       ----------        ----------        ----------
    Total current assets                         138,453           18,108            (3,188)          153,373

Investments in subsidiaries                       31,194              ---           (31,194)              ---
Property, plant and equipment, net                34,389            2,788               ---            37,177
Deferred financing costs, net                      8,580              ---               ---             8,580
Intangibles, net                                 184,364           12,632               ---           196,996
Other assets                                      56,542            3,732               ---            60,274
                                              ----------       ----------        ----------        ----------
Total assets                                  $  453,522       $   37,260        $  (34,382)       $  456,400
                                              ==========       ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, interest payable
   and accrued liabilities                    $   49,489       $   11,954        $   (4,161)       $   57,282
  Advance billings                                42,758            2,510               ---            45,268
  Current portion of long-term debt                  628              161               ---               789
                                              ----------       ----------        ----------        ----------
    Total current liabilities                     92,875           14,625            (4,161)          103,339
Long-term debt                                   352,945           17,152           (16,991)          353,106
Other liabilities                                 12,763              624               ---            13,387
Stockholders' equity (deficit)                    (5,061)           4,859           (13,230)          (13,432)
                                              ----------       ----------        ----------        ----------
Total liabilities and stockholders' equity    $  453,522       $   37,260        $  (34,382)       $  456,400
                                              ==========       ==========        ==========        ==========

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
     INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Operating activities:
  Net loss                                    $  (26,136)      $   (2,807)       $    2,003        $  (26,940)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                 29,253            2,055               ---            31,308
    Provision for deferred income taxes            1,150           (1,543)              ---              (393)
    Change in assets and liabilities:
      Accounts receivable                        (15,822)           2,638             1,830           (11,354)
      Inventories                                 (5,380)             (58)             (321)           (5,759)
      Other current assets                           885             (129)              118               874
      Accounts payable and accrued
       liabilities                               (11,909)             680            (2,011)          (13,240)
      Advance billings                             5,190             (166)              ---             5,024
      Other assets and other                      (4,976)             516            (3,407)           (7,867)
                                              ----------       ----------        ----------        ----------
Cash (used in) provided by investing
 activities                                      (27,745)           1,186            (1,788)          (28,347)
                                              ----------       ----------        ----------        ----------

Investing activities:
  Net investment in fixed assets                  (4,895)            (419)              ---            (5,314)
  Sale of building                                14,000              ---               ---            14,000
                                              ----------       ----------        ----------        ----------
Cash provided by (used in) investing
 activities                                        9,105             (419)              ---             8,686
                                              ----------       ----------        ----------        ----------

Financing activities:
  Repayment under term loan facility              (1,800)             ---               ---            (1,800)
  Borrowing from revolving credit facility        54,000              ---               ---            54,000
  Repayment under revolving credit facility      (37,000)             ---               ---           (37,000)
  Other                                           (1,473)          (1,851)            1,788            (1,536)
                                              ----------       ----------        ----------        ----------
Cash provided by (used in) financing
  activities                                      13,727           (1,851)            1,788            13,664
                                              ----------       ----------        ----------        ----------

Effect of exchange rate changes on cash              ---              (50)              ---               (50)
                                              ----------       ----------        ----------        ----------

Decrease in cash                                  (4,913)          (1,134)              ---            (6,047)

Cash and cash equivalents,
 beginning of period                               8,276            2,001               ---            10,277
                                              ----------       ----------        ----------        ----------

Cash and cash equivalents,
 end of period                                $    3,363       $      867        $      ---        $    4,230
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Operating activities:
  Net (loss) income                           $   (3,839)      $    1,970        $   (2,812)       $   (4,681)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                 16,963            1,262               ---            18,225
    Provision for deferred income taxes              ---              130               323               453
    Change in assets and liabilities:
       Accounts receivable                        (8,668)          (5,294)           (1,720)          (15,682)
       Inventories                                 7,084            1,146              (104)            8,126
       Other current assets                        1,167              (58)             (281)              828
       Accounts payable and accrued               (3,752)           1,266             1,420            (1,066)
        liabilities
       Advance billings                            5,464              200               ---             5,664
       Other assets and other                    (11,200)            (536)            3,174            (8,562)
                                              ----------       ----------        ----------        ----------
Cash provided by operating
 activities                                        3,219               86               ---             3,305
                                              ----------       ----------        ----------        ----------

Investing activities:
  Net investment in fixed assets                  (8,110)            (347)              ---            (8,457)
                                              ----------       ----------        ----------        ----------
Cash used in investing activities                 (8,110)            (347)              ---            (8,457)
                                              ----------       ----------        ----------        ----------

Financing activities:
  Sale of Preferred Stock                         20,000              ---               ---            20,000
  Borrowing from revolving credit facility        31,000              ---               ---            31,000
  Repayment under revolving credit facility      (47,500)             ---               ---           (47,500)
  Other                                             (862)            (431)              ---            (1,293)
                                              ----------       ----------        ----------        ----------
Cash provided by (used in) financing
 activities                                        2,638             (431)              ---             2,207
                                              ----------       ----------        ----------        ----------

Effect of exchange rate changes on cash              ---              (40)              ---               (40)
                                              ----------       ----------        ----------        ----------

Decrease in cash                                  (2,253)            (732)              ---            (2,985)

Cash and cash equivalents,
 beginning of period                              10,114            1,613               ---            11,727
                                              ----------       ----------        ----------        ----------

Cash and cash equivalents,
 end of period                                $    7,861       $      881        $      ---        $    8,742
                                              ==========       ==========        ==========        ==========

7.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

     Total comprehensive (loss) income for the three and nine months ending September 30, 1998 and 1999 consists of the following:

                                           Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                           ------------------         -----------------
                                           1998         1999          1998           1999
                                           ----         ----          ----           ----
Net (loss) income                      $(5,384)      $   883       $ (26,940)     $(4,681)

Foreign currency translation
 adjustments                                76           (20)           (282)        (189)
                                       -------       -------       ---------      -------
Total comprehensive (loss) income      $(5,308)      $   863       $ (27,222)     $(4,870)
                                       =======       =======       =========      =======

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


                             DICTAPHONE CORPORATION
                             SEGMENT PROFIT AND LOSS

                                               System
                                             Products &        Contract
                                              Services       Manufacturing         Total
                                            -----------      -------------         -----
Revenue from external customers
  Three months ended September 30,  1999    $   85,031        $   10,830       $   95,861
  Three months ended September 30,  1998        74,301            11,575           85,876

  Nine months ended September 30,   1999       230,054            34,078          264,132
  Nine months ended September 30,   1998       219,619            35,067          254,686

Intersegment revenues
  Three months ended September 30,  1999           ---             9,097            9,097
  Three months ended September 30,  1998           ---            12,233           12,233

  Nine months ended September 30,   1999           ---            28,984           28,984
  Nine months ended September 30,   1998           ---            43,662           43,662

Segment profit (loss)
  Three months ended September 30,  1999           450             1,265            1,715
  Three months ended September 30,  1998        (7,466)            1,495           (5,971)

  Nine months ended September 30,   1999        (6,862)            3,934           (2,928)
  Nine months ended September 30,   1998       (30,531)            3,338          (27,193)

Segment assets
  As of September 30,               1999       413,288            43,112          456,400
  As of December 31,                1998    $  410,522        $   43,805       $  454,327

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


Overview

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                   ------------------              -----------------
                                                  1998            1999            1998           1999
                                                  ----            ----            ----           ----
                                                                     (in millions)
                                                                      (unaudited)
Total revenue                                  $    85.9       $    95.9        $  254.7      $   264.1

Cost of sales, rentals and support services         45.1            51.5           137.1          141.2
Selling and administrative expense (1)              31.5            30.6           102.5           88.4
Research and development                             4.9             2.1            12.9            7.0
                                               ---------       ---------        --------      ---------
    Operating profit                                 4.4            11.7             2.2           27.5
                                               ---------       ---------        --------      ---------

Net interest expense and other                      10.4            10.0            29.4           30.4
Income tax benefit (expense)                         0.6            (0.8)            0.3           (1.8)
                                               ---------       ---------        --------      ---------

Net (loss) income                              $    (5.4)      $     0.9        $  (26.9)     $    (4.7)
                                               =========       =========        ========      =========

EBITDA (2)                                     $    10.9       $    16.5        $   33.0      $    44.0
                                               =========       =========        ========      =========

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

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                         ------------------              -----------------
                                                        1998            1999            1998           1999
                                                        ----            ----            ----           ----
                                                                           (in millions)
                                                                            (unaudited)
Revenue from:
    Sales:
    Integrated Voice Systems                          $    9.1       $    12.2        $   33.1      $    26.4
    Integrated Health Systems                             12.3            19.5            32.4           49.0
    Communication Recording Systems                       19.4            12.5            48.8           37.2
    Customer Service Parts                                 4.2             4.3            13.3           12.3
    International and Dealer Operations                    6.8            11.3            24.8           31.0
    Rentals                                                0.4             0.3             1.0            0.9
                                                      --------       ---------        --------      ---------
         Product Sales and Rentals                        52.2            60.1           153.4          156.8
                                                      ========       =========        ========      =========
    Support service:
    Customer Service                                      19.3            21.0            58.5           62.5
    Application & Training Specialists                     0.9             1.5             2.0            3.7
    International and Dealer Operations                    1.9             2.5             5.7            7.0
                                                      --------       ---------        --------      ---------
         Total support service                            22.1            25.0            66.2           73.2
                                                      --------       ---------        --------      ---------
    Total System Products and Services                    74.3            85.1           219.6          230.0
    Contract Manufacturing                                11.6            10.8            35.1           34.1
                                                      --------       ---------        --------      ---------
Total revenue                                         $   85.9       $    95.9        $  254.7      $   264.1
                                                      ========       =========        ========      =========

RESULTS OF OPERATIONS - THIRD QUARTER 1999 VS. THIRD QUARTER 1998

     Total revenue increased 11.6% to $95.9 million in the third quarter of 1999 from $85.9 million in the third quarter of 1998. This increase is attributable to higher product sales revenue from Integrated Voice Systems ("I.V.S.') and Integrated Health Systems ("I.H.S."), higher support service revenue from Application and Training Specialists ("A.T.S.") and higher revenue from Customer Service and International and Dealer Operations, offset in part, by lower product sales revenue from Communications Recording Systems ("C.R.S."), and lower revenue from Contract Manufacturing.

     I.V.S. revenue increased 33.0% to $12.2 million due to increased Enterprise Express(TM) revenue. I.V.S. orders in the third quarter of 1999 increased 26.8% to $12.5 million from $9.9 million in the third quarter of 1998. I.H.S. revenue increased 59.2% to $19.5 million from $12.3 million due to the continued growth of Enterprise Express(TM) sales. I.H.S. orders in the third quarter of 1999 increased 42.6% to $25.8 million from $18.1 million in the third quarter of 1998. C.R.S. revenue from existing products has been impacted by the announcement of the Company's new generation of products, namely daVinci(TM) and Freedom(TM). C.R.S. revenue declined 35.5% to $12.5 million from $19.4 million due to lower Prolog(TM)/Guardian(TM) sales. C.R.S. orders in the third quarter of 1999 declined 17.9% to $13.6 million from $16.5 million in the third quarter of 1998. Customer Service revenue (including sale of parts) increased 7.6% to $25.3 million from $23.5 million due to increased installation and warranty revenue. A.T.S. revenue increased 59.4% to $1.5 million due to increased training provided in support of system products. Sales and support service revenue from International and Dealer Operations increased 59.2% to $13.8 million from $8.7 million due to increased system, C.R.S., desktop and portable and service revenue derived from the Company's Canadian Operations and increased desktop and portable, C.R.S. and system revenue derived from its European Operations. Orders for International and Dealer Operations in the third quarter of 1999 increased 56.7% to $10.8 million from $6.9 million in the third quarter of 1998. Contract Manufacturing revenue declined by 6.4% to $10.8 million from $11.6 million in the third quarter of 1998 due to lower sales from existing customers.

     Cost of sales, rentals and support services increased 14.1% to $51.5 million (53.7% of revenue) in the third quarter of 1999 from $45.1 million (52.6% of revenue) in the third quarter of 1998.

     Selling and administrative expenses (including amortization of intangibles) declined 2.9% to $30.6 million (31.9% of revenue) in the third quarter of 1999 from $31.5 million (36.6% of revenue) in the third quarter of 1998. This decrease is attributable to lower amortization expense related to intangibles, lower I.V.S. and C.R.S. selling expenses and lower international operating expenses, partially offset by increased I.H.S. selling expenses.

     Research and development expenses of $2.1 million (3.5% of product sales and rental revenue) declined 57.1% from $4.9 million (9.4% of product sales and rental revenue), reflecting reduced staffing and a more focused development effort consistent with the requirements of major projects under development.

     The Company recorded an operating profit of $11.7 million (12.2% of revenue) during the third quarter of 1999 compared to an operating profit of $4.4 million (5.1% of revenue) for the third quarter of 1998. Excluding the impact of reduced amortization expense, operating profit would have increased by $5.3 million due to higher revenue.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenue for the first nine months of 1999 of $264.1 million increased 3.7% from $254.7 million for the first nine months of 1998. The Company experienced increased product sales revenue from I.H.S. and higher revenue from A.T.S., Customer Service and International and Dealer Operations, partially offset by lower product sales revenue from I.V.S. and C.R.S. and lower revenue from Contract Manufacturing.

     I.V.S. revenue declined 20.2% to $26.4 million in response to actions taken by the Company in the fourth quarter of 1998 to reduce and consolidate its sales force to focus on the more profitable systems business in commercial markets. I.V.S. orders for the first nine months of 1999 declined 16.9% to $28.0 million from $33.7 million for the first nine months of 1998. I.V.S. order backlog at September 30, 1999 increased 23.1% to $5.8 million versus order backlog at December 31, 1998. I.H.S. revenue increased 51.2% to $49.0 million from $32.4 million due to the continued growth of Enterprise Express(TM) sales. I.H.S. orders for the first nine months of 1999 increased 62.6% to $62.0 million from $38.1 million for the first nine months of 1998. I.H.S. order backlog at September 30, 1999 increased 86.7% to $27.1 million versus order backlog at December 31, 1998. C.R.S. revenue declined 23.8% to $37.2 million from $48.8 million due to lower Prolog(TM)/Guardian(TM) sales. C.R.S. orders for the first nine months of 1999 declined 5.8% to $42.5 million from $45.1 million for the first nine months of 1998. C.R.S. order backlog at September 30, 1999 increased 103.6% to $10.3 million versus order backlog at December 31, 1998. Customer Service revenue (including sale of parts) increased 4.2% to $74.8 million from $71.8 million due to increased warranty and installation revenue. A.T.S. revenue increased $1.7 million to $3.7 million due to increased customer training provided in support of system products. Sales and support service revenue from International and Dealer Operations increased 24.6% to $38.0 million due to increased Canadian system, desktop and portable, C.R.S. and service revenue and higher system, C.R.S. and service revenue derived from the Company's European Operations. International and Dealer Operations orders for the first nine months of 1999 increased 36.5% to $31.0 million from $22.7 million for the first nine months of 1998. Order backlog for International and Dealer Operations at September 30, 1999 increased 24.1% to $2.1 million versus order backlog at December 31, 1998. Contract Manufacturing revenue declined 2.8% to $34.1 million from $35.1 million for the first nine months of 1998.

     Cost of sales, rentals and support services increased 3.0% to $141.2 million (53.5% of revenue) for the first nine months of 1999 from $137.1 million

(53.8% of revenue) for the first nine months of 1998. This decline in cost of sales expressed as a percentage of revenue is attributable to lower Customer
Service field overhead, technical and support costs and improved Canadian margins.

     Selling and administrative expenses (including amortization of intangibles) declined 13.8% to $88.4 million (33.5% of revenue) for the first nine months of 1999 from $102.5 million (40.2% of revenue) for the first nine months of 1998. This decrease is attributable to lower amortization expense, lower selling expenses associated with I.V.S. sales force reductions and related overhead expenses, lower C.R.S. selling expenses and lower international operating expenses.

     Research and development expenses of $7.0 million (4.4% or product sales and rental revenue) declined 45.7% from $12.9 million (8.4% of product sales and rental revenue), reflecting reduced staffing and a more focused development effort.

     The Company recorded an operating profit of $27.5 million (10.4% of revenue) during the first nine months of 1999 compared to an operating profit of $2.2 million (0.9% of revenue) for the first nine months of 1998. Excluding the impact of reduced amortization expense, operating profit would have increased by $14.0 million due to higher revenue, lower costs and reduced operating expenses.

     The Company has recorded a gross deferred tax asset of $101.6 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of September 30, 1999 is $137.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.7 million will expire in the year 2018 and $14.4 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax asset. During 1998, the Company increased its valuation allowance by $20.8 million. During the first nine months of 1999, the Company increased its valuation allowance by $2.6 million resulting in a deferred tax asset of $54.1 million. Including a deferred tax liability of $14.8 million, the net deferred tax asset at September 30, 1999 totalled $39.3 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the deferred tax asset of $54.1 million recorded at September 30, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At September 30, 1999, the Company had outstanding Term Loans of $131.6 million, a $22.0 million loan outstanding under the $40.0 million Revolving Credit Facility and the Notes. Availability under the Revolving Credit Facility at September 30, 1999 was $18.0 million. Scheduled annual principal payments on the Term Loans are $0.6 million in 1999 and 2000, $36.3 million in 2001 and $94.0 million in 2002. There are no scheduled reductions in the Revolving Credit Facility over the next two years.

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

     The Company had $200.0 million of Notes outstanding as of September 30, 1999. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At September 30, 1999, the fair value of the Notes was favorable $56 million based on dealer quotes.

     Capital expenditures for the first nine months of 1999 totaled $8.5 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

     The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997, 1998 and the first nine months of 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Notwithstanding the introduction of its new products, the 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington and its availability under the Revolving Credit Facility, the Company will continue to focus on cash flows from operating activities. The Company has implemented new measures to improve working capital in order to provide this improved cash flow, but there can be no assurance, however, that the Company will be successful in such efforts.

YEAR 2000 READINESS

General
-------

     Most businesses are facing a challenge at the turn of the century due to a common computer-related practice employed since the 1960's of representing a year with just two digits rather than four digits. The problem is not restricted to system hardware components but will be manifested within many operating systems, firmware, application software and equipment used throughout an organization. Dictaphone has been and continues to be actively engaged in resolving its Year 2000 issues. The Company established a Year 2000 Project Office charged with evaluating the Company's Year 2000 issues and identifying and developing appropriate remedies and action plans with respect to the Company's internal systems and the Company's products to ensure a smooth transition into the new millennium.

     The Year 2000 Project Office adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II - assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III - remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV - testing of systems, product and equipment following remediation; and Phase V - contingency planning.

     The Company's Year 2000 efforts have concentrated on two major areas: 1) internal use systems, equipment and third party products used in the Company's operations and 2) products sold by the Company to its customers.

State of Readiness
------------------

     The Company is utilizing both internal and external resources to perform Year 2000 testing on its internal systems and equipment. The Company has completed Phases I through IV of its program for all of its critical systems and equipment. The Company continues to review and test the Year 2000 compliance of these systems and will continue to do so throughout the remainder of the year. In connection with the Company's efforts to make its internal systems Year 2000 compliant, the Company accelerated the implementation of certain components of a new enterprise-wide computer system. The Company completed the implementation of these components in September 1999.

     With respect to third party suppliers, in early 1998 the Company began the process of identifying and prioritizing critical suppliers and vendors and initiated communication concerning their plans to address the Year 2000 issue. Based on the responses we have received to date, we have not identified any critical problems or failures and we do not anticipate a material adverse impact on our business due to third party Year 2000 problems. However, there can be no assurance that these responses are accurate or that we will receive responses from all third parties. In the event that any of the Company's significant suppliers, vendors or service providers, such as the telecommunications providers, do not successfully achieve Year 2000 compliance prior to the millennium event, and the Company is unable to replace them with new or alternate suppliers, vendors or service providers, the Company's business operations could be materially adversely affected .

     With respect to products sold to the Company's customers, the Company has completed Phases I and II of the program and is actively engaged in Phases III through IV. The Company has identified certain products which require remediation, has developed and communicated the necessary remediations to the Company's customers and is installing such remediations at customer sites. Installations of product remediations and installation of new products to replace non-compliant products will continue throughout 1999.

     Many of the Company's products rely on third party hardware, software and firmware. The Company has been diligently working with all such third parties to ascertain their readiness and the affect, if any, of their products' compliance status on the efficient and effective operation and use of the Company's products. Generally, all software, hardware and firmware are supplied to the Company by leading software companies that have Year 2000 programs of their own. A majority of these vendors have provided disclosure statements to the Company as to their products' Year 2000 compliance status. The Company has relied on these disclosure statements in making assessments about the Company's products. However, there can be no guarantee that these disclosure statements are accurate or that the software, hardware or firmware certified by these statements on which the Company has relied, will operate effectively and efficiently during and after the millennium. The Company has, however, conducted certain Year 2000 testing on integrated products and believes that the risk of material operating failures associated with the components provided by these third parties is consistent with their product representations concerning Year 2000 compliance.

Costs
-----

     The Company estimates that the aggregate costs of its Year 2000 program will be approximately $12.5 million, including $10.8 million of costs already incurred. Of the total program costs, approximately $9.0 million represents new software and hardware purchases for internal Company systems which have been accelerated in connection with the Year 2000 issue. A significant portion of the remaining $1.7 million represents the remaining implementation costs of the non-Year 2000 critical components of the enterprise-wide computer system. This enterprise-wide computer system will be fully implemented during 2000. The Company does not believe that the costs associated with Year 2000 issues will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, these cost estimates, as well as the project timetables previously mentioned are based on management's best estimates, and there can be no guarantee that these estimates will be achieved or that actual results will not materially differ from these estimates.

Risks
-----

     With respect to the Company's internal systems, the most reasonably likely worst case scenario for the Company's failure to identify or remediate a Year 2000 problem could be an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, any disruption in the business of our key suppliers or selling partners as a result of Year 2000 issues or any general disruption or failure of the financial, telecommunications, power or other infrastructure could also disrupt our business and potentially have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company's Year 2000 program, however, is expected to significantly reduce the Company's exposure to these types of failures. The Company believes that the implementation of the new systems and the timely completion of the Year 2000 program should reduce the risk of internal business interruption and adverse financial impact.

     With respect to products sold to customers, the most reasonably likely worst case scenario for Year 2000 related product failures could include the suspension of use of such product, or continued use of the product with reduced functionality or operating ability. If this were to occur, customers could attempt to assert liability claims against the Company. Year 2000 claims could result in costly and distracting litigation and in material liability to the Company. If our products suffer significant Year 2000 defects, we could suffer damage to our business and reputation. Correcting defects could be costly and could divert resources from new product development and sales activity. However, the Company believes that, based on the level of Year 2000 testing performed to date, the product remedies being made available to its customers, the time remaining to implement such remedies, and the legal defenses available to the Company, the likelihood of the occurrence of such worst case scenario is minimized.

Contingency Plans
-----------------

     Contingency plans are being prepared, where practical, so that critical business functions will continue to operate. These plans will address the Company's internal systems and equipment, products sold by the Company to customers and third party supplier relationships. The contingency plans include manual alternatives to electronic processes, repair or replacement of products and systems and changes in suppliers.

     With respect to our products and the support we provide our customers for their product performance, our contingency planning includes increased staffing of our customer call centers throughout the millennium weekend to handle any increase in customer service calls and any general Year 2000 inquiries. In addition, our service organization has restricted vacation and any personal time of its employees during the critical December 1999 through January 2000 timeframe to better meet our customer needs. We will have increased levels of technical support staff, including product engineering, available throughout the millennium weekend to further supplement our service organization. With regard to our internal systems, resources from the information systems area will be working throughout the millennium roll-over weekend to verify the operation and functionality of our critical systems and equipment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          10.22 -- Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Daniel P. Hart.

          10.23 -- Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Joseph D. Skrzypczak.

          10.24 -- Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Ronald A. Elwell.

          10.25 -- Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Robert G. Schwager.

          10.26 -- Amendment No. 3 to the Management Stock Option Plan, dated as of July 28, 1999.

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

(b)  Reports on Form 8-K
     -------------------

     There were no Reports on Form 8-K filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1999                     Dictaphone Corporation
                                   ---------------------------------------------
                                                   (Registrant)


                          By:                  /s/  John H. Duerden
                                   ---------------------------------------------
                          Name:                   John H. Duerden
                          Title:      Chairman, Chief Executive Officer
                                                   and President
                                          (Principal Executive Officer)



                           By:               /s/  Joseph D. Skrzypczak
                                   ---------------------------------------------
                           Name:               Joseph D. Skrzypczak
                           Title:     Chief Operating Officer, Chief Financial
                                               Officer and Director
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     EXHIBITS                       DESCRIPTION
     --------                       -----------

      10.22    --  Employment  Agreement dated June 1, 1999, between  Dictaphone
                   Corporation and Mr. Daniel P. Hart.

      10.23    --  Employment  Agreement dated June 1, 1999, between  Dictaphone
                   Corporation and Mr. Joseph D. Skrzypczak.

      10.24    --  Employment  Agreement dated June 1, 1999, between  Dictaphone
                   Corporation and Mr. Ronald A. Elwell.

      10.25    --  Employment  Agreement dated June 1, 1999, between  Dictaphone
                   Corporation and Mr. Robert G. Schwager.

      10.26    --  Amendment No. 3 to the Management Stock Option Plan, dated as of July 28, 1999.

         27    --  Financial Data Schedule.