Form 10-K
period 1999-12-31
DICTAPHONE CORP /DE
filed 2000-03-30
CIK 946734

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $0.00.

As of March 24, 2000, there were 12,934,000 shares of the registrant's common stock, $.01 par value (the "Common Stock"), outstanding. There is no established trading market for the Common Stock.

                    Documents Incorporated by Reference. None

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                      Page
                                                                   Referenced
Item Number                                                        Form 10-K
-----------                                                        ---------
                                     PART I

ITEM 1.       BUSINESS...........................................       1

ITEM 2.       PROPERTIES.........................................       7

ITEM 3.       LEGAL PROCEEDINGS..................................       7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS............................................       8

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.................................      9

ITEM 6.       SELECTED FINANCIAL DATA.............................      9

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.................     11

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.........................................     16

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........     17

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.................     49

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..     49

ITEM 11.      EXECUTIVE COMPENSATION..............................     52

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..........................................     59

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......     60

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.................................     62

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

         The Company is the successor to a business begun by Alexander Graham Bell in 1876. Today, the Company is a leader (in certain vertical markets) in the development, manufacture, marketing, service and support of Integrated Voice and Data Management ("IVDM"(TM)) systems and software, which include dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. The Company has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations of the Company which provide outside electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the telecommunications, data management, computer and electronics industries.

         The Company's dictation and voice management products ("Integrated Voice Systems", or "I.V.S." and "Integrated Health Systems", or "I.H.S.") sales of which represented 36% of the Company's 1999 total revenue, consist of portable and desktop dictation products, and voice management and voice processing systems used primarily by professionals such as physicians, attorneys and business executives, and by enterprises such as hospitals, governmental agencies, financial institutions, courts, insurance agencies and law firms. Voice processing systems are generally larger, more sophisticated versions of dictation products designed to accommodate multiple users. The Company's communications recording systems ("Communications Recording Systems" or "C.R.S.") sales of which represented 19% of the Company's 1999 total revenue, consist primarily of multi-channel archiving recorders and emergency message repeaters used primarily by police departments, fire departments, air traffic controllers and other public safety agencies, as well as by financial services firms and other businesses. These products perform continuous, reliable recording of multiple telephone or other communications lines, such as radio channels, to protect customers who face potentially severe financial or safety risks posed by lost or misinterpreted telephone conversations or voice broadcasts. The Company's communications recording systems products also include quality monitoring, productivity and training products used primarily by call centers. Dictaphone's service business, revenue from which represented 33% of the Company's 1999 total revenue, provides its customers with service hardware and software support, expedited repairs and remote diagnostics. Many Dictaphone customers, including those purchasing large systems, purchase Company service contracts at the time of product purchase.

Recent Developments

         On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie Speech Products, N.V. ("Lernout & Hauspie"). Lernout & Hauspie is a global leader in advanced speech and language solutions for vertical markets, computers, automobiles, telecommunications, embedded products, consumer goods and the Internet.

         Under the terms of the merger agreement, each of the Company's common shares will be exchanged for approximately .3 shares of Lernout & Hauspie common stock. The transaction, which is expected to be completed during the second quarter of 2000, is intended to be a tax-free exchange and is subject to closing conditions, including the ability of Lernout & Hauspie to obtain financing for approximately $425 million of the Company's debt and other obligations, and other customary conditions. Stonington Capital Appreciation 1994 Fund, L.P., the beneficial owner of approximately 96% of the Company's outstanding common stock, has agreed to vote all its shares in favor of the transaction, thereby guaranteeing Company shareholder approval.

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

         In January 2000, the Company announced plans to use the Internet to leverage its customer base, pursuant to which the Company would offer solutions in web-based transcription, reimbursement coding services, speech recognition/natural language processing and clinical data mining services.

         From time to time, the Company introduces products sourced from third party developers. The Company has also contracted with third party developers of continuous speech recognition software such as Philips and IBM, in order to integrate continuous speech recognition products into the Company's I.H.S. and I.V.S. marketplace.

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

         In the early 1990's, the communications recording systems market began to experience technological change as analog reel-to-reel recorders began to be displaced by analog VHS-based products and, more frequently, digital products including those based on magnetic disk, optical disk or digital audio tape. For example, in the case of Dictaphone, revenue from sales of communications recording products based on digital technology has increased as a percentage of product sales revenue from all communications recording products from only 13% in 1992 to 100% in 1999. These technological changes both improved product flexibility and, in the case of digital recording platforms, increased data capacity and network integration.

         The Company's multi-channel continuous archive recorders consist of the Symphony CTI(TM) system, ProLog(TM), Guardian(TM), Sentinel(TM), daVinci(TM) and Freedom(TM) models. In the first quarter of 1999, the Company introduced daVinci(TM), the Company's next generation communications recording product. Later in the year, the Company introduced daVinci QMS(TM), a quality monitoring system based on industry-standard Windows NT(R) and Oracle(R) software which provides call centers with customer-focused quality monitoring technology combined with advanced customer service evaluation tools and training programs. In the third quarter of 1999, the Company introduced Freedom(TM), an open architecture communications recording system for public safety applications.

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

Service

         The Company has an extensive service organization. The Company has approximately 490 service representatives in over 150 locations in North America. The United States service organization is supported by approximately 245 employees in service support, diagnostic center and repair services, and distribution. In addition, Dictaphone has service locations in the United Kingdom, Ireland and Continental Europe and sales and service representation through dealers in approximately 63 other countries in Europe, South America and Asia. See "-- Sales and Marketing".

         Dictaphone's service business provides its customers with service support, expedited repairs and remote diagnostics. Service revenue includes sales of "Assured Performance Plans" and "Software Maintenance Agreements", which are long term warranties and support agreements sold in one year increments and frequently purchased by the Company's systems customers, and revenue from repair of systems software and hardware not under warranty as well as sales of parts. Dictaphone also receives revenue from service contracts which provide for higher levels of technical support, such as its "SOS Alert" and "Response Network" services, for dispatching maintenance in advance of a product shut down and for services providing 24-hour system protection. Many Dictaphone customers, including those purchasing large systems, purchase Dictaphone service support contracts at the time of product purchase. In 1996, Dictaphone instituted a mail-in service program for its desktop and portable products. Under this program, desktop and portable products are sent by overnight mail to a central service facility in Melbourne, Florida for rapid turnaround or replacement. As a result of this program, desktops and portables are no longer required to be serviced in U.S. field offices. In 1999, additional products such as MVP(TM) and Straight Talk(TM) were added to this repair program.

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

         Approximately 50% of all items processed at the Melbourne, Florida facility are Dictaphone products, with the remainder comprised of contract manufacturing. The Company's contract manufacturing program provides electronics design and manufacturing capabilities for customers unaffiliated with the Company. In 1999, revenue from contract manufacturing was $44.3 million.

New Products

         The Company is continually evaluating its product line both with respect to feature content and development. The Company intends to continue to develop and enhance its product line and introduce new products, some of which may be sourced through third parties.

Customers

         Although no single customer, other than Pitney Bowes and CNA Insurance, represents more than 1% of the Company's sales, customers for each of Dictaphone's product categories are concentrated in certain industries. Dictaphone receives approximately 90% of its United States dictation products revenue from medical, legal, insurance and financial firms, educational entities and government agencies. This industry-oriented user concentration enables Dictaphone to focus on customizing solutions for specific user needs and applications.

         Communications recording systems customers are predominately public safety agencies, financial services entities and call centers. Approximately 56% of U.S. Communications Recording Systems revenue is derived from financial services and insurance firms and governmental agencies.

         Although approximately 86% of Dictaphone's revenues are generated in the United States, the Company has a significant customer base outside the United States. Dictaphone's international customers are in many of the same industries that the Company serves domestically, such as medical, legal and financial firms and governmental agencies.

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

         Warranties. Every product sold by Dictaphone, new or previously owned, has a minimum limited warranty for parts and labor that is 90 days in duration; many of the Company's more sophisticated products, however, are currently being sold with one (1) year parts and 90 day labor warranties. Upon purchase of a new or previously owned Dictaphone product, a customer may purchase an "Assured Performance Plan" and "Software Maintenance Agreements". See "-- Service". If a Dictaphone customer decides not to purchase a service support agreement, Dictaphone may repair its products at an hourly service rate, in addition to parts.

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

         Leased Sales. Dictaphone provides its customers with flexible lease programs through Fleetwood Financial ("Fleetwood"), Mellon First United Leasing ("First United"), Pitney Bowes Credit Corporation ("PBCC") and other finance companies. These companies provide customers of the Company with lease financing and Dictaphone with a source of used equipment, available through terminations or defaults, that may be repurchased and remarketed by the Company.

Research and Development

         During the last few years, the Company's research and development organization has evolved from one with a hardware engineering orientation to one in which software engineering dominates. The Company employs software engineers, test engineers and other engineers to develop software for its products as well as to perform SMT printed circuit board designs and mechanical designs and to work closely with its Melbourne, Florida factory and service operation to implement these designs. The research and development organization also creates application-specific integrated circuit designs. As of December 31, 1999, the Company's research and development staff consisted of 146 personnel (including temporary employees).

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

         In the dictation market, the Company faces systems product competition from Lanier Corporation ("Lanier"), Digital Voice Inc. ("DVI"), Sudbury Systems, Inc. ("Sudbury") and a number of smaller competitors. Philips Electronics N.V. and Sony Corporation represent competitors for desktop and portable products.

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

Employees

         As of December 31, 1999, the Company had 2,364 employees worldwide, of which 2,105 were based in the United States. As of December 31, 1999, less than 1% of the Company's workers were unionized. Two union contracts, one in New York, New York covering 8 employees and one in Toronto, Ontario, Canada covering 6 employees, expire on September 1, 2001, and January 15, 2001, respectively. The Company believes its relations with employees are satisfactory.

ITEM 2.    PROPERTIES

         The following is information concerning the major facilities owned by the Company:

Facility                  Purpose                             Square Footage
--------                  -------                             --------------

Melbourne, Florida        Manufacturing                           120,160
Melbourne, Florida        Customer Service/Distribution           118,000

         The Company operates a manufacturing and service/distribution center facility in Melbourne, Florida, in addition to its numerous sales and service offices. The Company leases its executive offices located in Stratford, Connecticut (138,000 square feet). In addition, the Company leases sales, service and distribution offices in certain countries in which it has operations, including 149 offices in the United States, 15 offices in Canada, 5 offices in the United Kingdom and 2 offices in Germany. In general, the Company believes that its properties are in good condition and are adequate to meet its current and anticipated needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

         On February 14, 1995, Pitney Bowes filed a complaint against Sudbury in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions, are continuing. A trial date in 2000 is likely.

         Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

         The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. As these proceedings are at a preliminary stage, it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties contained in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone Acquisition Corporation and Pitney Bowes, subject to certain limitations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         There is currently no established trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of March 15, 2000 there were 9 holders of record of the Common Stock.

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

         In January 1999, the Company sold 2.0 million shares of its 12% Convertible Pay-in-Kind Preferred Stock to Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"). This sale was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transaction did not involve a public offering. There were no underwriters employed in connection with such sale. The proceeds derived from this sale were used by the Company to repay amounts outstanding under the Company's Revolving Credit Facility (as defined below), and for the semi-annual interest payment on the Notes.

ITEM 6.    SELECTED FINANCIAL DATA

         Set forth below is the selected consolidated financial data of Dictaphone Corporation at December 31, 1999, December 31, 1998, December 31, 1997 and December 31, 1996, and for the years then ended, and for the twenty week period ended December 31, 1995. Also set forth below is the selected combined financial data of Dictaphone Corporation (Predecessor Company) for the thirty two week period ended August 11, 1995.

         The selected financial data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included elsewhere in this Report.

         The capital structure and accounting basis of the assets and liabilities of the Company as of August 12, 1995 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to August 12, 1995 are presented on a historical cost basis. Financial data of the Company as of August 12, 1995 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. Accordingly, amounts for the years ended 1999, 1998, 1997 and 1996 and twenty week period ended December 31, 1995, should not be compared to the prior period.

                                          Predecessor
                                            Company                                    Successor Company
                                          -----------   ----------------------------------------------------------------------------
                                          32 Weeks        20 Weeks         Year             Year           Year            Year
                                            Ended          Ended           Ended            Ended          Ended           Ended
                                          August 11,    December 31,    December 31,     December 31,   December 31,    December 31,
                                            1995            1995            1996             1997           1998            1999
                                          -----------   ------------    ------------     ------------   ------------    ------------
Statement of Operations Data:                                      (Dollar amounts in millions)
Total revenue                            $202.1         $150.6          $332.5           $340.0         $332.3          $353.7
Cost of sales, rentals and support
 services                                 107.6           90.1(b)        181.1(b)         194.4(b)       188.7(b)        189.2(b)
Selling and administrative                 60.4           62.4(c)        149.2(c)         155.5(c)       139.9(c)        122.6(c)
Research and development (net of
 software capitalization)                   7.0            4.6            14.2             14.7           17.1             9.8
Operating profit (loss)                    27.1           (6.5)          (12.0)           (24.6)         (13.4)           32.1
Net interest (income) expense and
 other                                     (1.4)          16.1(d)         41.6(d)          44.7(d)        39.4(d)         40.0(d)
Net income (loss)                          17.1          (13.9)          (34.7)           (68.2)         (53.7)           (8.9)
Stock dividend on PIK Preferred
 Stock                                     ---              .8             2.3              2.7            3.1             5.8
Net loss applicable to Common
 Stock                                     ---           (14.7)          (37.0)           (70.9)         (56.8)          (14.7)

Other Data:
Adjusted EBITDA(a)                        $32.0         $ 32.3          $ 54.2           $ 48.2         $ 30.6          $ 60.3
Depreciation and amortization               4.9           39.1            65.8             62.2           38.2            28.2
Capital expenditures                        5.5             .8             6.3              6.9            8.9            12.3
Software capitalization                     2.5            1.7             4.7              6.2           10.3            10.1
Adjusted EBITDA margin (a)                 15.8%          21.5%           16.3%            14.2%           9.2%           17.0%

Balance Sheet Data
 (at end of period):
Working capital                                         $ 43.3          $ 33.0           $ 51.2         $ 50.8          $ 50.4
Total assets                                             550.7           504.8            470.0          454.3           461.1
Long term debt                                           350.0           352.6            343.6          370.5           354.2
Total liabilities                                        456.2           445.4            444.8          482.9           478.7
Stockholders' equity (deficit)                            94.5            59.4             25.2          (28.6)          (17.6)
--------------------

(a) Adjusted EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation, amortization and other significant non-cash, non-recurring charges which for the years ended December 31, 1996, 1997, 1998 and 1999 totalled $(0.9) million, $10.8 million, $5.5 million and ($0.1) million, respectively. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity, and is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA margin is defined as adjusted EBITDA as a percent of revenue.
(b) Cost of sales, rentals and support services for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997, 1998 and 1999 includes $14.7 million, $8.8 million, $2.4 million, $0.4 million and $0.3 million, respectively, of charges related to the amortization of inventory write-up and depreciation associated with purchase accounting adjustments.
(c) Selling and administrative for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997, 1998 and 1999 includes $21.8 million, $46.2 million, $41.5 million, $23.2 million and $11.4 million, respectively, of non-cash purchase accounting charges.
(d) Includes $.9 million, $5.3 million, $6.3 million, $1.7 million and $1.9 million of non-cash interest expense from amortization of deferred financing fees for the twenty weeks ended December 31, 1995 and years ended December 31, 1996, 1997, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion should be read in conjunction with the financial statements and accompanying notes included in "Item 8. -- Financial Statements and Supplementary Data." Certain amounts have been reclassified to conform to current year presentation.

                                                                                    Year Ended
                                                                                   December 31,
                                                                       -----------------------------------
                                                                       1997             1998          1999
                                                                       ----             ----          ----
                                                                                    (in millions)
Total revenue...................................................       $340.0          $332.3        $353.7

Cost of sales, rentals and support services.....................        194.4           188.7         189.2
Selling and administrative expense (1)..........................        155.5           139.9         122.6
Research and development........................................         14.7            17.1           9.8
                                                                       ------          ------        ------
       Operating (loss) profit..................................        (24.6)          (13.4)         32.1
                                                                       ------          ------        ------

Net interest expense and other..................................         44.7            39.4          40.0
Income tax (benefit) provision..................................         (1.1)            0.9           1.0
                                                                       ------          ------        ------
Net loss .......................................................       $(68.2)         $(53.7)       $ (8.9)
                                                                       ======          ======        ======

(1)    Includes amortization of intangibles.

                                                                                    Year Ended
                                                                                   December 31,
                                                                       -----------------------------------
                                                                       1997             1998          1999
                                                                       ----             ----          ----
                                                                                    (in millions)
Revenue:
     Sales:

     Integrated Voice Systems...................................       $ 45.7          $ 41.4        $ 32.5
     Integrated Health Systems..................................         37.4            44.8          71.7
                                                                       ------          ------        ------
         Total U.S. Voice Systems...............................         83.1            86.2         104.2
     Communications Recording Systems...........................         59.3            61.0          48.4
     Customer Service Parts.....................................         18.0            17.4          18.8
     International and Dealer Operations........................         40.7            31.3          40.9
     Rentals  ..................................................          1.8             1.4           1.4
                                                                       ------          ------        ------
         Product sales and rentals..............................        202.9           197.3         213.7
                                                                       ======          ======        ======

     Support service:

     Customer Service...........................................         81.3            77.2          80.6
     Application and Training Specialists.......................          2.6             3.1           6.0
     International and Dealer Operations........................         10.4             7.6           9.1
                                                                       ------          ------        ------
         Total support service..................................         94.3            87.9          95.7
                                                                       ------          ------        ------

     Total System Products and Services.........................        297.2           285.2         309.4

     Contract Manufacturing.....................................         42.8            47.1          44.3
                                                                       ------          ------        ------

Total revenue ..................................................       $340.0          $332.3        $353.7
                                                                       ======          ======        ======


Results of Operations

    1999 Compared to 1998

         Total revenue increased 6.4% to $353.7 million in 1999 from $332.3 million in 1998. System Products and Services revenue increased 8.5% to $309.4 million in 1999 from $285.2 million in 1998. This increase is attributable to increased product sales revenue from I.H.S., higher revenue from Customer Service, Application and Training Specialists ("A.T.S.") and International and Dealer Operations, offset in part by lower product sales revenue from I.V.S. and C.R.S. Contract Manufacturing revenue declined 5.9% to $44.3 million in 1999 from $47.1 million in 1998.

         I.V.S. revenue declined 21.5% to $32.5 million in response to actions taken by the Company in the fourth quarter of 1998 to reduce and consolidate its sales force to focus on the more profitable systems business in commercial markets. I.V.S. order backlog declined 37.8% during 1999 to $2.9 million. I.H.S. revenue increased 60.0% to $71.7 million due to higher Enterprise Express(TM) installations. I.H.S. order growth of 44.6% to $69.8 million is also attributable to Enterprise Express(TM). I.H.S. order backlog declined 17.6% during 1999 to $12.0 million. C.R.S. revenue declined 20.7% to $48.4 million due to lower digital logger sales and the $2.1 million one-time sale of Prolog(TM)/Guardian(TM) "Year 2000" related software upgrades recorded in 1998. C.R.S. orders declined 9.4% to $53.2 million. C.R.S. order backlog, reflecting the 1999 introductions of daVinci(TM) and Freedom(TM) communications recorders, increased 93.8% in 1999 to $9.8 million. Customer Service revenue (including sale of parts) increased 5.1% to $99.4 million due to increased installation and warranty revenue. A.T.S. revenue increased 93.7% to $6.0 million due to increased customer training provided in support of I.H.S. products. Sales and service revenue from International and Dealer Operations increased 28.5% to $50.0 million resulting primarily from increased system, desktop and portable and CRS product sales, and higher service revenue in Canada, as well as from increased system and C.R.S. revenue in Europe. Orders from International and Dealer Operations increased 33.0% to $39.8 million. The decline in Contract Manufacturing reflects lower turnkey manufacturing of electronic products from existing customers.

         Cost of sales, rentals and support services increased to $189.2 million (53.5% of revenue) versus $188.7 million (56.8% of revenue) for 1998. The decline in cost of sales, rentals and support services expressed as a percentage of revenue is attributable to lower C.R.S. and Customer Service costs and improved margins from International and Dealer Operations and the $5.0 million provision for excess Boomerang(TM), FTR(TM), Synergy(TM) and Insight(TM) inventory recorded in 1998.

         Selling and administrative expenses (including amortization of intangibles) declined 12.3% to $122.6 million (34.7% of revenue) from $139.9 million (42.1% of revenue) for 1998. Excluding additional depreciation and amortization expense associated with purchase accounting adjustments related to the Acquisition of $11.4 million and $23.2 million for 1999 and 1998, respectively, selling and administrative expenses expressed as a percentage of revenue would have declined by 3.6 percentage points. This decline is attributable to $2.0 million of severance-related charges recorded in 1998 and reduced I.V.S. and C.R.S. selling expenses, partially offset by increased I.H.S. selling expenses and higher employee benefit costs.

         Research and development expenses of $9.8 million (4.6% of product sales and rental revenue) declined from $17.1 million (8.7% of product sales and rental revenue), reflecting reduced staffing and a more focused development effort.

         The Company recorded an operating profit of $32.1 million (9.1% of revenue) in 1999 compared to an operating loss of $13.4 million (4.0% of revenue) for 1998. Excluding the impact of purchase accounting adjustments from both 1999 and 1998 discussed above, operating profit would have increased by $33.6 million due to higher revenue, lower costs and lower operating expenses.

         Interest expense of $40.1 million increased 0.9% from $39.7 million reflecting higher outstanding loan balances.

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

         I.V.S. revenue declined 9.5% to $41.4 million due to lower sales of the Company's Straight Talk(TM), Synergy(TM) and desktop and portable products. I.V.S. orders declined 7.2% to $45.3 million. I.V.S. order backlog declined 27.2% during 1998 to $4.7 million. I.H.S. revenue increased 19.9% to $44.8 million due to higher Enterprise Express(TM) installations. I.H.S. order growth of 18.5% to $48.3 million is also attributable to Enterprise Express(TM). I.H.S. order backlog increased 22.8% during 1998 to $14.5 million. C.R.S. revenue increased 3.0% to $61.0 million due to the one-time sale of Prolog(TM)/Guardian(TM) software upgrades. C.R.S. orders declined slightly (0.9%) to $58.7 million. C.R.S. order backlog declined 32.4% in 1998 to $5.1 million. Customer Service revenue (including sale of parts) declined 4.7% to $94.6 million due to lower proprietary product service contract, installation, integration and third party maintenance revenue. A.T.S. revenue increased 17.6% to $3.1 million due to increased customer training provided in support of I.H.S. products. Sales and service revenue from International and Dealer Operations declined 23.7% to $38.9 million resulting primarily from lower desktop, portable and CRS product sales revenue in Canada as well as from lower desktop, portable, system and C.R.S. product sales and lower service revenue in Europe. Orders from International and Dealer Operations declined 27.1% to $29.9 million. Order backlog for International and Dealer Operations declined 16.3% during 1998 to $1.7 million. Contract Manufacturing growth reflects turnkey manufacturing of electronic products from existing customers as well as the addition of new Contract Manufacturing accounts.

         Cost of sales, rentals and support services declined 2.9% to $188.7 million (56.8% of revenue) versus $194.4 million (57.2% of revenue) for 1997. Excluding additional depreciation and amortization expenses associated with purchase accounting adjustments related to the Acquisition, cost of sales, rentals and support services as a percentage of revenue would have increased by
0.2 percentage points to 56.7% due primarily to increased Customer Service costs, the provision for excess Boomerang(TM), FTR(TM), Synergy(TM) and Insight(TM) inventory, a higher content of low margin Contract Manufacturing revenue and unfavorable manufacturing cost adjustments, partially offset by 1997 charges for excess inventory associated with Digital Express(TM) and Records Express(TM) products.

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

Liquidity and Capital Resources

         The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At December 31, 1999, the Company had outstanding term loans of $130.9 million (the "Term Loans") and loans of $23.0 million outstanding under the $40.0 million revolving credit facility (the "Revolving Credit Facility") and the Notes. Availability under the Revolving Credit Facility at December 31, 1999 was $17.0 million ($14.9 million after deducting outstanding letters of credit). Scheduled annual principal payments will be $0.6 million in 2000, $36.3 million in 2001 and $94.0 million in 2002. There are no scheduled reductions in the Revolving Credit Facility over the next year.

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

         In connection with the terms of the Credit Agreement, the Company entered into interest rate swap agreements in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75.0 million maturing on February 16, 1999. The swap effectively converted that portion of the Company's Term Loans to a fixed rate component of 5.8%, thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. Amounts due to or from the counterparties were reflected in interest expense in the periods in which they accrued. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%. The fair value of the interest rate caps as of December 31, 1999 was favorable $0.7 million based on dealer quotes.

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

         The Company had $200.0 million aggregate principal amount of Notes outstanding as of December 31, 1999. The Notes are subordinated to the Credit Agreement and other senior indebtedness, as defined in the Note Indenture. The Notes contain similar types of covenants to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1999 was favorable $52 million, based upon dealer quotes.

         Capital expenditures for 1999 totaled $12.3 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

         The Company's quarterly and annual revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter or year. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture, and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and maintain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's manufacturing facility, and interest rate and foreign exchange fluctuations. The Company has introduced a number of new products in its target markets in 1997, 1998 and 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that such products will meet the expectations of the Company for either revenues or profitability. Notwithstanding the introduction of its new products, the 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington, and its availability under the Revolving Credit Facility, the Company will continue to focus on cash flows from operating activities. The Company has implemented new measures to improve working capital in order to provide this improved cash flow, but there can be no assurance, however, that the Company will be successful in such efforts.

         As of December 31, 1999, the Company has recorded a gross deferred tax asset of $102.5 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1999 is approximately $148.1 million of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $37.0 million will expire in the year 2018 and $24.2 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforward. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During 1999, the Company increased its valuation allowance by $3.9 million, resulting in a net deferred tax asset of $53.8 million. Including a deferred tax liability of $13.9 million, the net deferred tax asset at December 31, 1999 totalled $39.9 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $53.8 million recorded at December 31, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

         On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie. The transaction is subject to closing conditions including the ability of Lernout & Hauspie to obtain financing for approximately $425 million of the Company's debt and other obligations and other customary conditions.

Year 2000 Impact

         The entire computer industry faced a challenge at the turn of the century due to a common industry practice employed since the 1960's of representing a year with just two digits rather than four digits. The potential problems associated with this industry practice, commonly referred to as Year 2000 issues, were not restricted to system hardware components, but could have been manifested within many operating systems, firmware, application software and equipment used throughout an organization.

         In 1998, the Company initiated a program to address its Year 2000 exposure. The Company established a Year 2000 Project Office which adopted a five phase program to address the Company's Year 2000 issues consisting of Phase I - review and inventory of existing systems, products, equipment and suppliers that may be affected by the Year 2000 issue; Phase II - assessment of the impact of the Year 2000 issue on systems, products, equipment and suppliers; Phase III
- remediation or replacement of non-compliant systems, products and equipment and determination and implementation of solutions to address non-compliant suppliers and vendors; Phase IV - testing of systems, products and equipment following remediation; and Phase V - contingency planning. The program was substantially completed on schedule in 1999.

         The Company experienced no material adverse effects related to the arrival of 2000. However, there remains the possibility of latent Year 2000 problems that could still occur and cause failures in the Company's systems or products. The Company's Year 2000 Project Office continues to monitor its products, systems, suppliers and customers in an effort to minimize any potential impact of this possible but unlikely scenario.

         Costs of the Year 2000 program approximated $13.0 million, of which $9.0 million represented new software and hardware purchased for internal Company systems which were accelerated in connection with the Year 2000 issue. These costs were funded from normal operating cash flows of the business. Estimated future costs related to the Year 2000 program are insignificant.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with change in interest rates and foreign currency exchange rates.

Interest Rates

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure on the $200.0 million of 11.75% fixed interest rate Notes; however, the Company does have cash flow exposure on the Term Loans and loans outstanding under the Revolving Credit Facility associated with variable interest rates, as adjusted by the impact of the interest rate cap agreements. Accordingly, a 1 percent point change in variable interest rates would result in interest expense fluctuation of approximately $1.5 million.

Foreign Exchange Risk

         The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar, the British pound, the German mark and Japanese yen. The company does not believe that reasonably possible near term change in those currencies will result in a material effect on future earnings, financial position or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations  (Unaudited)   (In thousands)

                                    Quarter Ended       Quarter Ended       Quarter Ended        Quarter Ended
                                      March 31,           June 30,          September 30,        December 31,
                                        1999                1999                1999                 1999
                                    -------------       -------------       -------------        -------------
       1999
       -----

Total revenue................        $  82,611           $  85,660           $  95,861             $  89,602
Cost of sales, rentals and support
 services....................           43,450              46,302              51,505                47,938
Net loss ....................           (4,166)             (1,398)                883                (4,262)
Net loss applicable to
 Common Stock................        $  (5,397)          $  (2,877)          $    (644)            $  (5,840)


                                    Quarter Ended       Quarter Ended       Quarter Ended        Quarter Ended
                                      March 31,           June 30,          September 30,        December 31,
                                        1998                1998                1998                 1998
                                    -------------       -------------       -------------        -------------
       1998
       ----

Total revenue................        $  83,825           $  84,985           $  85,876             $  77,632
Cost of sales, rentals and support
 services....................           45,012              46,957              45,131                51,588
Net loss ....................          (10,845)            (10,711)             (5,384)              (26,750) (a)
Net loss applicable to
 Common Stock................        $ (11,574)          $ (11,466)          $  (6,166)            $ (27,558)

------------------------


(a) Net loss includes after tax charges of $3.1 million for product obsolescence, $2.7 million for severance and restructuring charges and a $11.1 million increase to the deferred tax valuation allowance.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Dictaphone Corporation
Stratford, Connecticut

We have audited the accompanying consolidated balance sheets of Dictaphone Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule as of and for each of the three years in the period ended December 31, 1999 listed in the Index as Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule as of and for each of the three years in the period ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 11, 2000
(March 7, 2000 as to Note 14)

                                              DICTAPHONE CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except share amounts)



ASSETS                                                                          December 31, 1998            December 31, 1999
                                                                                -----------------            -----------------
Current assets:
    Cash and cash equivalents                                                      $    11,727                   $     6,190
    Accounts receivable, less allowance of
     $968 and $1,801, respectively                                                      77,432                       100,834
    Inventories                                                                         53,362                        49,759
    Other current assets                                                                 7,259                         6,152
                                                                                   -----------                   -----------
         Total current assets                                                          149,780                       162,935
Property, plant and equipment, net                                                      32,425                        37,489
Deferred financing costs, net of accumulated
 amortization of $14,246 and $16,145, respectively                                       9,920                         8,141
Intangibles, net of accumulated amortization of $122,595
 and $133,964, respectively                                                            206,122                       194,865
Deferred tax asset                                                                      39,765                        39,934
Other assets                                                                            16,315                        17,774
                                                                                   -----------                   -----------
         Total assets                                                              $   454,327                   $   461,138
                                                                                   ===========                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $     8,778                   $    11,755
    Interest payable                                                                    10,067                         9,965
    Accrued liabilities                                                                 31,433                        30,928
    Advance billings                                                                    39,586                        49,100
    Current portion of long-term debt                                                      795                           790
                                                                                   -----------                   -----------
         Total current liabilities                                                      90,659                       102,538
Long-term debt                                                                         369,737                       353,443
Accrued pension liability                                                                8,352                         9,953
Other liabilities                                                                       14,141                        12,806
                                                                                   -----------                   -----------
         Total liabilities                                                             482,889                       478,740
                                                                                   -----------                   -----------
Commitments, contingencies and concentration of risks (Note 10)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,391,500 and
      2,742,400 shares of 14% PIK perpetual preferred stock issued and outstanding, liquidation values of $23,915 and $27,424 at December 31,
      1998 and 1999, respectively)                                                      23,915                        27,424
    Preferred stock ($.01 par value, 10,000,000 shares authorized;
      none and 2,000,000 shares of 12% Convertible PIK preferred stock issued and outstanding, liquidation value of $22,306 at
      December 31, 1999)                                                                   ---                        22,306
    Common stock ($.01 par value; 30,000,000 shares
      authorized; 12,934,000 shares issued
      at December 31, 1998 and 1999, respectively)                                         130                           130
    Notes receivable from stockholders                                                    (741)                         (741)
    Additional paid-in capital                                                         120,955                       115,140
    Treasury stock, at cost (66,000 shares at
      December 31, 1998 and 1999, respectively)                                           (660)                         (660)
    Accumulated deficit                                                               (170,417)                     (179,360)
    Accumulated other comprehensive loss                                                (1,744)                       (1,841)
                                                                                   -----------                   -----------
         Total stockholders' equity (deficit)                                          (28,562)                      (17,602)
                                                                                   -----------                   -----------
         Total liabilities and stockholders' equity                                $   454,327                   $   461,138
                                                                                   ===========                   ===========


          See accompanying notes to consolidated financial statements.


                                              DICTAPHONE CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Dollars in thousands)


                                                     Year Ended                Year Ended              Year Ended
                                                  December 31, 1997         December 31, 1998       December 31, 1999
                                                  -----------------         -----------------       -----------------
    Revenues:

         Product sales and rentals                   $   202,894             $   197,330             $   213,773
         Contract manufacturing sales                     42,864                  47,063                  44,288
         Support services                                 94,284                  87,925                  95,673
                                                     -----------             -----------             -----------
             Total revenue                               340,042                 332,318                 353,734
                                                     -----------             -----------             -----------

    Costs and expenses:

         Cost of sales, rentals and support
         services                                        194,432                 188,688                 189,195

         Selling and administrative                      114,263                 116,716                 111,308

         Amortization of intangibles                      41,262                  23,156                  11,369

         Research and development                         14,705                  17,128                   9,761
                                                     -----------             -----------             -----------

    Operating (loss) profit                              (24,620)                (13,370)                 32,101

    Interest expense                                      44,438                  39,715                  40,062

    Other expense (income) - net                             224                    (273)                    (55)
                                                     -----------             -----------             -----------

    Loss before income taxes                             (69,282)                (52,812)                 (7,906)

    Income tax benefit (expense)                           1,060                    (878)                 (1,037)
                                                     -----------             -----------             -----------

    Net loss                                             (68,222)                (53,690)                 (8,943)

         Stock dividends on PIK Preferred Stock            2,699                   3,074                   5,815
                                                     -----------             -----------             -----------

         Net loss applicable to Common Stock         $   (70,921)            $   (56,764)            $   (14,758)
                                                     ===========             ===========             ===========



          See accompanying notes to consolidated financial statements.


                                              DICTAPHONE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Dollars in thousands)


                                                                            Year Ended          Year Ended           Year Ended
                                                                         December 31, 1997  December 31, 1998      December 31, 1999
                                                                         -----------------  -----------------      -----------------
Operating activities:
    Net loss                                                                $  (68,222)        $  (53,690)            $   (8,943)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                          68,515             39,895                 30,115
         Provision for deferred income taxes                                    (1,767)              (227)                  (160)
         Non-cash charge for product obsolescence                               14,902              4,999                    ---
         Changes in assets and liabilities:
             Accounts receivable                                               (18,869)            (5,749)               (23,285)
             Inventories                                                        (4,528)            (9,735)                 3,605
             Other current assets                                               (1,876)             4,690                  1,010
             Accounts payable and accrued liabilities                            5,896              4,922                  4,130
             Advance billings                                                    2,502              2,523                  9,464
             Other assets and other                                            (10,996)           (16,051)               (11,503)
                                                                            -----------         ----------            -----------
                  Net cash (used in) provided by operating activities          (14,443)           (28,423)                 4,433
                                                                            -----------        -----------            -----------

Investing activities:
    Net investment in fixed assets                                              (5,899)            (8,851)               (12,333)
    Proceeds from sale of building                                                 ---             14,000                    ---
                                                                            ----------          ---------             ----------
             Net cash (used in) provided by investing activities                (5,899)             5,149                (12,333)
                                                                            ----------          ---------             ----------

Financing activities:
    Borrowings under term loan facility                                         62,750                ---                    ---
    Repayment under term loan facility                                         (71,000)            (2,427)                  (628)
    Proceeds from sale of common stock                                          35,000                ---                    ---
    Proceeds from sale of preferred stock                                          ---                ---                 20,000
    Borrowings under revolving credit facility                                  88,600             79,000                 42,500
    Repayments under revolving credit facility                                 (88,600)           (49,500)               (58,000)
    International borrowing, net                                                  (717)              (150)                  (159)
    Payment of deferred financing costs                                         (2,927)              (749)                  (120)
    Repayment under capital lease obligations                                     (266)            (1,355)                (1,120)
    Repayment of management loans                                                  221                 90                    ---
    Payments to acquire treasury stock                                            (280)              (180)                   ---
    Other                                                                          ---                 29                    (83)
                                                                            ----------          ---------             ----------
         Net cash provided by financing activities                              22,781             24,758                  2,390
                                                                            ----------          ---------             ----------

Effect of exchange rate changes on cash                                            (89)               (34)                   (27)
                                                                            ----------          ---------             ----------
(Decrease) increase in cash                                                      2,350              1,450                 (5,537)
Cash and cash equivalents, beginning of period                                   7,927             10,277                 11,727
                                                                            ----------          ---------             ----------
Cash and cash equivalents, end of period                                    $   10,277         $   11,727             $    6,190
                                                                            ==========         ==========             ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                               $   38,372         $   38,001             $   38,326
                                                                            ==========         ==========             ==========
Income taxes paid                                                           $    1,039         $      432             $      209
                                                                            ==========         ==========             ==========



          See accompanying notes to consolidated financial statements.


                                              DICTAPHONE CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               For the Years Ended December 31, 1997, 1998 and 1999
                                              (Dollars in thousands)


                                             Notes                                           Accumulated
                                          Receivable              Additional                    Other      Comprehensive    Total
                    Preferred   Common       from      Treasury     Paid-in    Accumulated  Comprehensive     Earnings     Equity
                      Stock      Stock   Stockholders    Stock      Capital      Deficit    Income (Loss)     (Loss)     (Deficit)
                    ---------   -------  ------------- ---------  ----------   -----------  -------------- ------------  ----------
Balance at
 December 31, 1996   18,142        95       (1,052)        (200)     91,763      (48,534)          (836)                   59,378

Net loss                ---       ---          ---          ---         ---      (68,222)           ---       (68,222)    (68,222)

Preferred stock
 dividends            2,699       ---          ---          ---      (2,699)         ---            ---           ---         ---

Sale of common stock    ---        35          ---          ---      34,965          ---            ---           ---      35,000

Repayment of
 management loans       ---       ---          221          ---         ---          ---            ---           ---         221

Stock repurchase        ---       ---          ---         (280)        ---          ---            ---           ---        (280)

Translation loss        ---       ---          ---          ---         ---          ---           (836)         (836)       (836)
                    -------     -----     --------     --------    --------    ---------      ---------      --------    --------
Comprehensive loss                                                                                           $(69,058)
                                                                                                             ========
Balance at
December 31, 1997    20,841       130         (831)        (480)    124,029     (116,756)        (1,672)                   25,261

Net loss                ---       ---          ---          ---         ---      (53,690)           ---       (53,690)    (53,690)

Preferred stock
 dividends            3,074       ---          ---          ---      (3,074)         ---            ---           ---         ---

Repayment of
 management loans       ---       ---           90          ---         ---          ---            ---           ---          90

Stock repurchase        ---       ---          ---         (180)        ---          ---            ---           ---        (180)

Translation loss        ---       ---          ---          ---         ---          ---            (72)          (72)        (72)

Disposal of Dictaphone
 Netherlands BV         ---       ---          ---          ---         ---           29            ---            29          29
                    -------     -----     --------     --------    --------    ---------      ---------      --------    --------
Comprehensive loss                                                                                           $(53,733)
                                                                                                             ========
Balance at
 December 31, 1998   23,915       130         (741)        (660)    120,955     (170,417)        (1,744)                  (28,562)

Net loss                ---       ---          ---          ---         ---       (8,943)           ---        (8,943)     (8,943)

Sale of preferred
 stock               20,000       ---          ---          ---         ---          ---            ---           ---      20,000

Preferred stock
 dividends            5,815       ---          ---          ---      (5,815)         ---            ---           ---         ---

Translation loss        ---       ---          ---          ---         ---          ---            (97)          (97)        (97)
                    -------     -----     --------     --------    --------    ---------      ---------      --------    --------
Comprehensive loss                                                                                           $ (9,040)
                                                                                                             ========

Balance at
 December 31, 1999  $49,730     $ 130     $   (741)     $  (660)   $115,140    $(179,360)     $  (1,841)                 $(17,602)
                    =======     =====     ========      =======    ========    =========      =========                  ========


          See accompanying notes to consolidated financial statements.

                             DICTAPHONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except share amounts)

1.       NATURE OF OPERATIONS

                  Dictaphone Corporation (the "Company") is engaged principally in the design, manufacture, marketing and service of integrated voice and data management systems and software. The Company has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. Dictaphone markets these products worldwide with 86% of its revenue generated from the U.S. market. The Contract Manufacturing segment consists of manufacturing operations which provide outside electronic manufacturing services to original equipment manufacturers in the telecommunications, data management, computer and electronics industries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current year presentation.

                  Consolidation. The consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Corporation U.S. ("Dictaphone U.S."), Dictaphone Canada Ltd/Ltee ("Dictaphone Canada"), Dictaphone Company Ltd. ("Dictaphone U.K."), Dictaphone Deutschland GmbH ("Dictaphone Germany") and Dictaphone International A.G. ("Dictaphone Switzerland"). All intercompany accounts and transactions have been eliminated.

                  Cash and cash equivalents. Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition.

                  Inventory valuation. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

                  Computer software development costs. The Company capitalizes certain software costs ($6,225, $10,249 and $10,086 for the years ended December 31, 1997, 1998 and 1999, respectively) in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such amounts are amortized as the related products are sold. Amortization expense in 1997, 1998 and 1999 related to the capitalized amounts was $5,821, $5,542 and $8,720, respectively.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Intangibles. Patents and non-compete agreement are amortized on a straight line basis over five and three years, respectively. Service contracts were amortized using a systematic method based on expected rate of nonrenewals over four years. All other intangibles are being amortized on a straight line basis over 40 years. The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining useful life through future operating cash flows on an undiscounted basis.

                  Deferred financing costs. Deferred financing costs are amortized over the terms of the related debt using the effective interest method.

                  Rental arrangements and advance billings. The Company rents equipment to its customers under short-term rental agreements, generally for periods of three to five years. Maintenance contracts (support services) are billed in advance; the related revenue is included in advance billings and amortized ratably into income as earned.

                  Revenue. Revenue is recognized when earned. In accordance with American Institute of Certified Public Accountants Statements of Position 97-2 "Software Revenue Recognition" and related amendments, for products with a significant software element, the Company records revenue attributable to the hardware and software elements upon shipment and defers revenue attributable to undelivered elements (principally installation and training) to the periods in which the related obligations are performed. Revenue for all other products is recognized upon shipment or when service is performed.

                  Costs and expenses. Operating expenses of field sales and service offices which represent the cost of support services revenue are included in cost of sales.

                  Income taxes. Income taxes are based upon reported results of operations and reflects the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company does not currently provide for U.S. Federal taxes on the undistributed earnings of foreign subsidiaries.

                  Derivative Financial Instruments. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap and cap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from exchange of interest payments is included in interest expense in the consolidated financial statements and interest paid in the consolidated statements of cash flows. The Company is required to implement the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" in the first quarter of 2001. The Company believes the impact of the new pronouncement on the financial statements will be immaterial.

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

                  Stock-Based Compensation. Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to the Company's stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone.

3.       INVENTORIES

                  Inventories consist of the following:

                                                                December 31,               December 31,
                                                                    1998                       1999
                                                                ------------               ------------
                  Raw materials and work in process              $    15,799                $    23,376
                  Supplies and service parts                          15,376                     11,083
                  Finished products                                   22,187                     15,300
                                                                 -----------                -----------
                  Total inventories                              $    53,362                $    49,759
                                                                 ===========                ===========

4.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following:


                                                                December 31,               December 31,
                                                                    1998                       1999
                                                                ------------               ------------
                  Land                                           $     1,058                $     1,076
                  Buildings                                           10,030                     10,197
                  Machinery and equipment                             56,100                     66,611
                                                                 -----------                -----------
                     Subtotal                                         67,188                     77,884
                  Accumulated depreciation                           (34,763)                   (40,395)
                                                                 -----------                -----------
                  Property, plant and equipment, net             $    32,425                $    37,489
                                                                 ===========                ===========

                  Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $7,739, $7,898 and $8,098, respectively.

                  In May 1998, the Company entered into a sale/leaseback agreement for the sale of its Stratford, CT land and headquarters facility for total proceeds of $14 million. The Company realized a gain on the sale of $1.8 million. The gain has been deferred and is being recognized over the term of the operating lease of 20 years.

5.       INTANGIBLES

                  The following summarizes intangible assets, net of accumulated amortization and writedowns of $122,595 and $133,964, for the years ended December 31, 1998 and 1999, respectively. Amortization expense for the years ended December 31, 1997, December 31, 1998 and December 31, 1999 was $41,262, $23,156 and $11,369, respectively.


                                                                December 31,               December 31,
                                                                    1998                       1999
                                                                ------------               ------------

                  Goodwill                                       $   127,611               $    123,737
                  Tradenames                                          71,265                     69,318
                  Service contracts                                    2,530                        ---
                  Non-compete agreement                                2,463                      1,041
                  Patents                                              2,253                        769
                                                                 -----------                -----------
                                                                 $   206,122                $   194,865
                                                                 ===========                ===========


6.       DEBT

                  The following summarizes the debt structure of the Company:

                                                                December 31,                December 31
                                                                    1998                       1999
                                                                ------------               ------------
                  Current portion of long-term debt              $       795                $       790
                                                                 -----------                -----------
                  Long-term debt:
                      Senior debt:
                          Term loans:
                               Tranche B                              69,450                     69,450
                               Tranche C                              61,495                     60,867
                          Revolving credit loans                      38,500                     23,000
                      International debt                                 292                        126
                      Subordinated notes                             200,000                    200,000
                                                                 -----------                -----------
                  Total long-term debt                               369,737                    353,443
                                                                 -----------                -----------
                  Total debt                                     $   370,532                $   354,233
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

                  At December 31, 1999, the Company had Term Loans of $130,945 and loans of $23,000 outstanding under the Revolving Credit Facility. The maturity schedule relating to the $130,945 of outstanding Term Loans is as follows:

                  2000                               $      628
                  2001                                   36,328
                  2002                                   93,989
                                                     ----------
                                                     $  130,945
                                                     ==========

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

                  There are no scheduled reductions in the Revolving Credit Facility over its term. The Revolving Credit Facility terminates March 31, 2001. Availability under the Revolving Credit Facility at December 31, 1999 was $17,000. The Company had outstanding letters of credit of $2,070 as of December 31, 1999, which reduced availability to $14,930.

                  Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, the higher of
         (1) Bankers Trust's Prime Rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate") plus 1.75% or the reserve Eurodollar Rate (as defined in the Credit Agreement) plus 2.75%. The Tranche B Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. The Tranche C Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. In addition, the Company is required to pay Bankers Trust a quarterly commitment fee of .50% per annum on the daily average unused portion of the Revolving Credit Facility. The carrying amount of the Facilities approximates fair value as the interest rate reprices quarterly and is reflective of currently available market rates. The Company entered into an interest rate swap contract in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75,000 which matured on February 16, 1999. The swap effectively converted that portion of the Company's Term Loans to a fixed rate component of 5.8%, thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. Amounts due to or from the counterparties were reflected in interest expense in the periods in which they accrued. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%; thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%. The fair value of the interest rate cap agreements as of December 31, 1999 was favorable $0.7 million, based upon dealer quotes. The effective interest rate for the year ended December 31, 1999 was 9.12%, 9.10% and 8.05% on the Tranche B Loan, Tranche C Loan and the Revolving Credit Facility, respectively.

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

                  In addition, the Credit Agreement contains covenants that significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends on Common Stock (as hereinafter defined), make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and requires that the Company maintain certain financial ratios.

                  The Acquisition was also financed through the issuance of $200,000 senior subordinated notes (the "Notes"). The Notes are subordinated to the Credit Agreement financing and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Notes bear interest of 11-3/4% per annum, payable semiannually on each February 1 and August 1. The Notes mature on August 1, 2005. The fair value of the Notes at December 31, 1999 was favorable $52 million, based on dealer quotes. The Notes are fully and unconditionally guaranteed by Dictaphone U.S. The Notes contain similar types of covenants to the Facilities and provides for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control as defined in the Note Indenture.

7.       EQUITY AND STOCK OPTIONS

         Common Stock

                  On December 31, 1999, the Company had 30 million shares of common stock, $.01 par value ("Common Stock") authorized of which 12,934,000 shares were issued to Stonington Capital Appreciation 1994 Fund, L.P. ("Stonington"), an affiliate of a limited partner of Stonington, and by management of the Company. (See Note 9).

                  At December 31, 1998 and 1999, the Company had 66,000 shares of treasury stock, respectively.

         Preferred Stock and Warrant

                  The Company is authorized to issue up to 17,500,000 shares of preferred stock, $.01 par value, in one or more series as authorized by the Board of Directors and to fix the terms, rights, restrictions and qualifications of shares of each series. In connection with the acquisition, the Company issued 1.5 million shares of 14% Pay-In-Kind Perpetual Preferred Stock ("PIK Preferred Stock"). The PIK Preferred Stock is nonvoting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in-kind dividend of 14% per year payable quarterly in arrears from September 30, 1995 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24%). The PIK Preferred Stock ranks pari passu with the Convertible PIK Preferred (as hereinafter defined) and ranks senior to all other classes and series of stock of the Company with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company. The PIK Preferred Stock is redeemable at the option of the Company or in certain limited circumstances at the option of the holder upon the occurrence of certain events. The Company accrued the 14% pay-in-kind dividend and charged additional paid-in capital $2,699, $3,074 and $3,509 for the years ended December 31, 1997, 1998 and 1999, respectively, as a result of the required dividends representing 269,900, 307,400 and 350,900 shares of the PIK Preferred Stock, respectively. Such shares of PIK Preferred Stock were declared and issued as of December 31, 1999.

                  In connection with a January 1999 equity infusion of $20.0 million from Stonington, the Company issued 2,000,000 shares of newly issued 12% Convertible Pay-In-Kind Preferred Stock ("Convertible PIK Preferred"). The Convertible PIK Preferred is non-voting and has a stated value and liquidation preference of $10 per share and carries a cumulative pay-in-kind dividend of 12% per year payable quarterly in arrears from January 28, 1999 until July 31, 2006, and thereafter the annual dividend rate will increase by 200 basis points every twelve months (but in no event will exceed 24 percent). The Convertible PIK Preferred has the same redemption rights as the PIK Preferred. The Convertible PIK Preferred is convertible into Common Stock on a one to one basis, subject to adjustments as described in the certificate of designation for the Company's Convertible PIK Preferred. The Company accrued the 12% pay-in-kind dividend and charged additional paid-in-capital $2,306 for the year ended December 31, 1999, as a result of the required dividends representing 230,600 shares of Convertible PIK Preferred Stock.

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

         Management Stock Option Plan

                  At the date of Acquisition, the Company adopted a Management Stock Option Plan (the "Plan") and issued options to purchase 713,000 shares of Common Stock at an exercise price of $10.00 per share (estimated fair value of the Common Stock at date of grant) to officers, key employees and non-employee directors of the Company. The Plan provides that one-half of the options (service-based options) granted under the Plan will vest automatically over a five year period and the other one-half (performance-based options) became eligible for vesting as to 10% on April 15, 1996, as to 20% on April 15, 1997, as to 20% on April 15, 1998, as to 20%
         on April 15, 1999, and the remaining options become eligible for vesting as to an additional 20% on April 15, 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001, if the Company attains certain predetermined financial performance goals, or in any case no later than the tenth anniversary of the Acquisition. Based upon the Company's performance in 1995, 1996, 1997, 1998 and 1999, the Company's Board of Directors determined that the following eligible performance-based options would vest: 60% on April 15, 1996, 0% on April 15, 1997, 0% on April 15, 1998, 0% on April 15, 1999 and 0% on
         April 15, 2000. The options expire ten years from the date of grant or earlier in certain circumstances. In the event of a Sale or an IPO (as defined in the Plan) of the Company, all outstanding unvested service-based options and performance-based options will become immediately vested and exercisable prior to the effective date of such Sale or IPO. At the date of the Acquisition, the Company reserved 850,000 shares of its Common Stock for issuances under the Plan. Effective August 1, 1997, the number of shares reserved for issuances under the Plan was increased to 1,200,000. Effective July 28, 1999, the number of shares reserved for issuances under the Plan was increased by 300,000. A summary of options outstanding is as follows:


                                                                December 31,      December 31,       December 31,
                                                                    1997              1998               1999
                                                                ------------      ------------       -------------
         Outstanding, beginning of year                            650,000          1,096,500          1,067,000
         Granted                                                   551,500            141,500            440,000
         Cancelled                                                (105,000)          (171,000)           (44,250)
                                                                -----------        -----------        -----------
         Outstanding, end of year                                1,096,500          1,067,000          1,462,750
                                                                ===========        ===========        ===========

             Exercisable, end of year                              161,470            295,473            469,117
                                                                ===========        ===========        ===========

                  The exercise price for all options was $10.00

                  Statement of Financial Accounting Standards Number 123, "Accounting For Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record at fair value compensation cost of stock-based employee compensation plans. Dictaphone has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the exercise price of the option. Typically, grants of stock options pursuant to the Company's stock option plans have no intrinsic value at grant date, and accordingly, no compensation cost has been recognized by Dictaphone. Had compensation cost for the stock option been determined based on the fair value of the option at a date of grant consistent with the requirements of SFAS No. 123, Dictaphone's net loss would have been increased to the pro forma amounts indicated below:


                                                                           1997            1998              1999
                                                                           ----            ----              ----
              Net loss                      As reported                $(70,921)        $(56,764)         $(14,758)
                                            Pro Forma                  $(71,503)        $(57,051)         $(15,406)


                  The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                              1997                1998               1999
                                                              ----                ----               ----
              Risk free interest rate                        5.72%              4.56%               6.36%

              Expected life                                  5 years            5 years             5 years

              Expected volatility                              ---                 ---               ---

              Expected dividend yield                          ---                 ---               ---



8.       INCOME TAXES

                  The (benefit) provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following:



                                            Year Ended                Year Ended               Year Ended
                                         December 31, 1997         December 31, 1998        December 31, 1999
                                         -----------------         -----------------        -----------------
             Current:
                 Federal                    $      ---                 $      ---              $      ---
                 State                             ---                        ---                     ---
                 Foreign                           707                      1,105                   1,206
                                            ----------                 ----------              ----------
                    Total                   $      707                      1,105                   1,206
                                            ----------                 ----------              ----------

             Deferred:
                 Federal                    $    1,059                 $      929              $      ---
                 State                          (2,203)                       221                     ---
                 Foreign                          (623)                    (1,377)                   (169)
                                            ----------                 ----------              ----------
                    Total                       (1,767)                      (227)                   (169)
                                            ----------                 ----------              ----------
                         Total              $   (1,060)                $      878              $    1,037
                                            ==========                 ==========              ==========


                  The difference between the Company's effective income tax rate and the United States statutory rate for the years ended December 31, 1997, 1998 and 1999 is reconciled below:


                                                          Year Ended              Year Ended              Year Ended
                                                       December 31, 1997       December 31, 1998       December 31, 1999
                                                       -----------------       -----------------       -----------------
         United States statutory rate                        35.00%                  35.00%                  35.00%
             State income taxes, net of Federal
              income tax benefit                              4.32%                   4.17%                   5.44%
             Effect of foreign operations                    (0.17%)                 (3.55%)                 (8.02%)
             Miscellaneous                                   (2.83%)                 (1.73%)                 (2.00%)
             Net operating loss carryforwards
              with no anticipated benefit                   (34.79%)                (35.54%)                 (43.53%)
                                                            --------                --------                --------
                  Total                                       1.53%                  (1.65%)                 (13.11%)
                                                            =======                 =======                 ========

                  See Footnote 11 for disaggregated information as to domestic and foreign income before taxes.

                  Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                                  December 31,             December 31,
                                                                      1998                     1999
                                                                  ------------             ------------
             Deferred tax assets:
                  Net operating loss carryforwards                   $  48,725             $   60,030
                  Amortization - identifiable intangibles               25,646                 22,578
                  Postretirement and pension benefits                    5,185                  5,502
                  Inventory                                              5,130                  2,598
                  Depreciation                                           4,809                  5,075
                  Other                                                  5,824                  6,764
                                                                     ---------             ----------
                  Total gross deferred tax assets                       95,319                102,547
                                                                     ---------             ----------
             Less: valuation allowance                                 (44,868)               (48,779)
                                                                     ---------             ----------
             Net deferred tax assets                                 $  50,451             $   53,768
                                                                     =========             ==========
             Deferred tax liabilities:
                  Amortization - goodwill                            $  (5,481)            $   (7,080)
                  Capitalized software costs                            (4,209)                (5,135)
                  Other                                                   (996)                (1,619)
                                                                     ---------             ----------
                  Total deferred tax liabilities                     $ (10,686)            $  (13,834)
                                                                     =========             ==========

                  As of December 31, 1999, the Company has recorded a gross deferred tax asset of $102.5 million included in other assets reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of December 31, 1999 is approximately $148.1 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $37.0 million will expire in the year 2018 and $24.2 million will expire in the year 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax assets. During 1998, the Company increased its valuation allowance by $20.8 million. During 1999, the Company increased its valuation allowance by $3.9 million resulting in a net deferred tax asset of $53.8 million. Including a deferred tax liability of $13.9 million, the net deferred tax asset at December 31, 1999 totalled $39.9 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the net deferred tax asset of $53.8 million recorded for December 31, 1999, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

9.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Stonington Capital Appreciation 1994 Fund, L.P.

                  In the first quarter of 1999, the Company received an additional $20.0 million from the sale of 2,000,000 shares of Convertible PIK Preferred Stock to Stonington.

9.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  (Continued)

         Transactions with Stonington Capital Appreciation 1994 Fund, L.P.
         (cont.)

                  Stonington, together with an affiliate of a limited partner of Stonington, owns 99.0% of the outstanding Common Stock of the Company, has the power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of the Company. Four of the seven members of the Board of Directors of the Company are employees of an affiliate of Stonington and serve as representatives of Stonington.

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

10.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

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

10.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK  (Continued)

                  Future minimum lease payments for operating leases as of December 31, 1999 are as follows:

                  Years ending December 31,
                    2000                                         $     5,430
                    2001                                               4,066
                    2002                                               2,883
                    2003                                               2,550
                    2004                                               2,125
                    Later years                                       23,307
                                                                 -----------
                  Total minimum lease payments                   $    40,361
                                                                 ===========

                  Rental expense under operating leases was $5,073, $4,952 and $6,285 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Contingencies

                  On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes") filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions, are continuing. A trial date in 2000 is likely.

                  Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

                  The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. As these proceedings are at a preliminary stage, it is impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone acquisition Corporation and Pitney Bowes, subject to certain limitations.

10.      COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK  (Continued)

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

11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT

         INFORMATION

                  Dictaphone Corporation has fully and unconditionally guaranteed the repayment of the Notes. Dictaphone Non-U.S. is not a guarantor of the Notes. Separate financial statements of Dictaphone U.S. are not presented because management has determined that they would not be meaningful to investors in the Notes.

11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT

                  The following are the supplemental consolidating statement of operations and cash flow information for the years ended December 31, 1997, 1998 and 1999, and the supplemental consolidating balance sheet information as of December 31, 1998 and 1999.


                                              Dictaphone Corporation
                     Supplemental Condensed Consolidating Statement of Operations Information
                                           Year Ended December 31, 1997

                                                       Dictaphone      Dictaphone       Consolidating
                                                      Corporation       Non-U.S.         Adjustments      Consolidated
                                                      ------------    ------------      --------------    ------------
       Revenue from:
         Product sales and rentals                     $  183,200        $   32,356       $  (12,662)       $  202,894
         Contract manufacturing sales                      42,864               ---              ---            42,864
         Support services                                  83,918            10,366              ---            94,284
                                                       ----------        ----------       ----------        ----------
             Total revenues                               309,982            42,722          (12,662)          340,042
                                                       ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                        180,501            27,064          (13,133)          194,432
         Selling and administrative                       141,749            13,776              ---           155,525
         Research and development                          14,705               ---              ---            14,705
         Interest expense - net and other                  42,111             2,551              ---            44,662
                                                       ----------        ----------       ----------        ----------
             Total costs and expenses                     379,066            43,391          (13,133)          409,324
                                                       ----------        ----------       ----------        ----------

       Equity (loss) earnings                             (11,382)              ---           11,382               ---
                                                       ----------        ----------       ----------        ----------

       (Loss) income before income taxes                  (80,466)             (669)          11,853           (69,282)

       Income tax benefit (expense)                         1,163                87             (190)            1,060
                                                       ----------        ----------       ----------        ----------

       Net (loss) income                               $  (79,303)       $     (582)      $   11,663        $  (68,222)
                                                       ==========        ==========       ==========        ==========

11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)

                                              Dictaphone Corporation
                     Supplemental Condensed Consolidating Statement of Operations Information
                                           Year Ended December 31, 1998

                                                      Dictaphone      Dictaphone       Consolidating
                                                      Corporation      Non-U.S.         Adjustments      Consolidated
                                                      ------------   ------------      --------------    ------------
       Revenue from:
         Product sales and rentals                   $  189,818        $   17,355       $   (9,843)       $  197,330
         Contract manufacturing sales                    47,063               ---              ---            47,063
         Support services                                80,330             7,595              ---            87,925
                                                     ----------        ----------       ----------        ----------
             Total revenues                             317,211            24,950           (9,843)          332,318
                                                     ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                      183,066            16,002          (10,380)          188,688
         Selling and administrative                     126,691            13,174                7           139,872
         Research and development                        17,128               ---              ---            17,128
         Interest expense - net and other                36,482             2,960              ---            39,442
                                                     ----------        ----------       ----------        ----------
             Total costs and expenses                   363,367            32,136          (10,373)          385,130
                                                     ----------        ----------       ----------        ----------

       Equity (loss) earnings                            (4,496)              ---            4,496               ---
                                                     ----------        ----------       ----------        ----------

       (Loss) income before income taxes                (50,652)           (7,186)           5,026           (52,812)

       Income tax (expense) benefit                      (1,405)              732             (205)             (878)
                                                     ----------        ----------       ----------        ----------

       Net (loss) income                             $  (52,057)       $   (6,454)      $    4,821        $  (53,690)
                                                     ==========        ==========       ==========        ==========

11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)



                                              Dictaphone Corporation
                     Supplemental Condensed Consolidating Statement of Operations Information
                                           Year Ended December 31, 1999

                                                      Dictaphone      Dictaphone       Consolidating
                                                      Corporation      Non-U.S.         Adjustments      Consolidated
                                                      ------------    -----------      -------------     ------------
       Revenue from:
         Product sales and rentals                   $  201,798        $   26,888       $  (14,913)       $  213,773
         Contract manufacturing sales                    44,288               ---              ---            44,288
         Support services                                86,575             9,098              ---            95,673
                                                     ----------        ----------       ----------        ----------
             Total revenues                             332,661            35,986          (14,913)          353,734
                                                     ----------        ----------       ----------        ----------

       Costs and expenses:
         Cost of sales, rentals and support
          services                                      182,520            21,674          (14,999)          189,195
         Selling and administrative                     112,269            10,408              ---           122,677
         Research and development                         9,761               ---              ---             9,761
         Interest expense - net and other                37,675             2,332              ---            40,007
                                                     ----------        ----------       ----------        ----------
             Total costs and expenses                   342,225            34,414          (14,999)          361,640
                                                     ----------        ----------       ----------        ----------

       Equity earnings (loss)                             1,580               ---           (1,580)              ---
                                                     ----------        ----------       ----------        ----------

       (Loss) income before income taxes                 (7,984)            1,572           (1,494)           (7,906)

       Income tax (expense) benefit                         (87)             (915)             (35)           (1,037)
                                                     ----------        ----------       ----------        ----------

       Net (loss) income                             $   (8,071)       $      657       $   (1,529)       $   (8,943)
                                                     ==========        ==========       ==========        ==========


11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)



                                              Dictaphone Corporation
                          Supplemental Condensed Consolidating Balance Sheet Information
                                                 December 31, 1998

                                                      Dictaphone      Dictaphone       Consolidating
                                                      Corporation      Non-U.S.         Adjustments      Consolidated
                                                      ------------    -----------      -------------     ------------
      ASSETS
       Current assets:
         Cash and cash equivalents                   $   10,114       $    1,613        $      ---        $   11,727
         Accounts receivable, less allowances            75,447            6,782            (4,797)           77,432
         Inventories                                     50,666            2,987              (291)           53,362
         Other current assets                             4,062            3,079               118             7,259
                                                     ----------       ----------        ----------        ----------
           Total current assets                         140,289           14,461            (4,970)          149,780

       Investments in subsidiaries                       28,520              ---           (28,520)              ---
       Property, plant and equipment, net                29,320            3,105               ---            32,425
       Deferred financing costs                           9,920              ---               ---             9,920
       Intangibles, net                                 192,492           13,630               ---           206,122
       Other assets                                      52,028            4,052               ---            56,080
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  452,569       $   35,248        $  (33,490)       $  454,327
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   44,748       $   11,111        $   (5,581)       $   50,278
         Advance billings                                37,294            2,292               ---            39,586
         Current portion of long-term debt                  628              167               ---               795
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     82,670           13,570            (5,581)           90,659
       Long-term debt                                   369,445           17,783           (17,491)          369,737
       Accrued pension liability                          8,352              ---               ---             8,352
       Other liabilities                                 13,324              817               ---            14,141
       Stockholders' equity (deficit)                   (21,222)           3,078           (10,418)          (28,562)
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  452,569       $   35,248        $  (33,490)       $  454,327
                                                     ==========       ==========        ==========        ==========


11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)


                                              Dictaphone Corporation
                          Supplemental Condensed Consolidating Balance Sheet Information
                                                 December 31, 1999

                                                      Dictaphone      Dictaphone       Consolidating
                                                      Corporation      Non-U.S.         Adjustments      Consolidated
                                                      ------------    -----------      -------------     ------------
       ASSETS

       Current assets:
         Cash and cash equivalents                   $    4,595       $    1,595        $      ---        $    6,190
         Accounts receivable, less allowances            92,608           10,822            (2,596)          100,834
         Inventories                                     47,765            2,199              (205)           49,759
         Other current assets                             3,351            2,718                83             6,152
                                                     ----------       ----------        ----------        ----------
           Total current assets                         148,319           17,334            (2,718)          162,935

       Investments in subsidiaries                       30,883              ---           (30,883)              ---
       Property, plant and equipment, net                34,444            3,045               ---            37,489
       Deferred financing costs                           8,141              ---               ---             8,141
       Intangibles, net                                 182,241           12,624               ---           194,865
       Other assets                                      53,333            4,375               ---            57,708
                                                     ----------       ----------        ----------        ----------
       Total assets                                  $  457,361       $   37,378        $  (33,601)       $  461,138
                                                     ==========       ==========        ===========       ==========

       LIABILITIES AND STOCKHOLDERS'
       EQUITY

       Current liabilities:
         Accounts payable, interest payable
          and accrued liabilities                    $   43,915       $   11,329        $   (2,596)       $   52,648
         Advance billings                                46,571            2,529               ---            49,100
         Current portion of long-term debt                  628              162               ---               790
                                                     ----------       ----------        ----------        ----------
           Total current liabilities                     91,114           14,020            (2,596)          102,538
       Long-term debt                                   353,317           17,117           (16,991)          353,443
       Accrued pension expense                            9,953              ---               ---             9,953
       Other liabilities                                 12,270              536               ---            12,806
       Stockholders' equity (deficit)                    (9,293)           5,705           (14,014)          (17,602)
                                                     ----------       ----------        ----------        ----------
       Total liabilities and stockholders' equity    $  457,361       $   37,378        $  (33,601)       $  461,138
                                                     ==========       ==========        ==========        ==========



11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)


                                              Dictaphone Corporation
                          Supplemental Consolidating Statement of Cash Flows Information
                                           Year Ended December 31, 1997

                                                        Dictaphone       Dictaphone      Consolidating
                                                        Corporation       Non-U.S.        Adjustments     Consolidated
                                                        ------------    -----------      -------------     ------------
       Operating activities:
         Net loss                                      $  (66,646)       $     (582)      $     (994)       $  (68,222)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   65,115             3,400              ---            68,515
           Provision for deferred income taxes             (1,334)             (623)             190            (1,767)
           Non-recurring charge for digital
            product obsolescence                           13,426             1,476              ---            14,902
           Change in assets and liabilities:
              Accounts receivable                         (14,811)           (1,165)          (2,893)          (18,869)
              Inventories                                  (8,442)            4,385             (471)           (4,528)
              Other current assets                         (1,907)               31              ---            (1,876)
              Accounts payable and
                accrued liabilities                         6,821            (3,815)           2,890             5,896
              Advance billings                              3,006              (504)             ---             2,502
              Other assets and other                      (12,323)              169            1,158           (10,996)
                                                       ----------        ----------       ----------        ----------
       Net cash (used in) provided by
         operating activities                             (17,095)            2,772             (120)          (14,443)
                                                       -----------       ----------       -----------       ----------

       Investing activities:
         Net investment in fixed assets                    (4,962)             (937)             ---            (5,899)
                                                       ----------        ----------       ----------        ----------
       Net cash used for investing activities              (4,962)             (937)             ---            (5,899)
                                                       ----------        ----------       ----------        ----------

       Financing activities:
         Borrowing under term loan facility                62,750               ---              ---            62,750
         Repayment under term loan facility               (71,000)              ---              ---           (71,000)
         Proceeds from sale of common stock                35,000               ---              ---            35,000
         Borrowings under revolving credit
           facility                                        88,600               ---              ---            88,600
         Repayments under revolving credit
           facility                                       (88,600)              ---              ---           (88,600)
         Other                                             (2,986)           (1,103)             120            (3,969)
                                                       -----------       ----------       ----------        ----------
       Net cash provided by (used in) financing
         activities                                        23,764            (1,103)             120            22,781
                                                       ----------        ----------       ----------        ----------
       Effect of exchange rate changes on cash                ---               (89)             ---               (89)
                                                       ----------        ----------       ----------        ----------
       Increase in cash                                     1,707               643              ---             2,350
       Cash and cash equivalents,
        beginning of period                                 6,569             1,358              ---             7,927
                                                       ----------        ----------       ----------        ----------
       Cash and cash equivalents,
          end of period                                $    8,276        $    2,001       $      ---        $   10,277
                                                       ==========        ==========       ==========        ==========


11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)


                                              Dictaphone Corporation
                          Supplemental Consolidating Statement of Cash Flows Information
                                           Year Ended December 31, 1998

                                                        Dictaphone       Dictaphone      Consolidating
                                                        Corporation       Non-U.S.        Adjustments     Consolidated
                                                        ------------    -----------      -------------     ------------
       Operating activities:
         Net loss                                      $  (52,057)       $   (6,461)      $    4,828        $  (53,690)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   36,987             2,908              ---            39,895
           Provision for deferred income taxes              1,150            (1,377)             ---              (227)
           Non-recurring charge for product
            obsolescence                                    4,999               ---              ---             4,999
           Change in assets and liabilities:
              Accounts receivable                         (10,563)            1,661            3,153            (5,749)
              Inventories                                  (9,703)              505             (537)           (9,735)
              Other current assets                          3,807               678              205             4,690
              Accounts payable and
                accrued liabilities                         3,978             4,731           (3,787)            4,922
              Advance billings                              3,042              (519)             ---             2,523
              Other assets and other                      (10,488)               87           (5,650)          (16,051)
                                                       ----------        ----------       ----------        ----------
       Net cash (used in) provided by
         operating activities                             (28,848)            2,213           (1,788)          (28,423)
                                                       -----------       ----------       -----------       ----------

       Investing activities:
         Net investment in fixed assets                    (8,224)             (627)             ---            (8,851)
         Proceeds from sale of building                    14,000               ---              ---            14,000
                                                       ----------        ----------       ----------        ----------
       Net cash provided by (used in) investing
        activities                                          5,776              (627)             ---             5,149
                                                       ----------        ----------       ----------        ----------
       Financing activities:
         Repayment under term loan facility                (2,427)              ---              ---            (2,427)
         Borrowings under revolving credit
           facility                                        79,000               ---              ---            79,000
         Repayments under revolving credit
           facility                                       (49,500)              ---              ---           (49,500)
         Other                                             (2,163)           (1,940)           1,788            (2,315)
                                                       -----------       ----------       ----------        ----------
       Net cash provided by (used in) financing
        activities                                         24,910            (1,940)           1,788            24,758
                                                       ----------        ----------       ----------        ----------
       Effect of exchange rate changes on cash                ---               (34)             ---               (34)
                                                       ----------        ----------       ----------        ----------
       Increase (decrease) in cash                          1,838              (388)             ---             1,450

       Cash and cash equivalents,
        beginning of period                                 8,276             2,001              ---            10,277
                                                       ----------        ----------       ----------        ----------

       Cash and cash equivalents,
        end of period                                  $   10,114        $    1,613       $      ---        $   11,727
                                                       ==========        ==========       ==========        ==========


11.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
         INFORMATION  (Continued)


                                              Dictaphone Corporation
                          Supplemental Consolidating Statement of Cash Flows Information
                                           Year Ended December 31, 1999

                                                        Dictaphone       Dictaphone      Consolidating
                                                        Corporation       Non-U.S.        Adjustments     Consolidated
                                                        ------------    -----------      -------------     ------------
       Operating activities:
         Net loss                                      $   (8,071)       $      657       $   (1,529)       $   (8,943)
         Adjustments to reconcile net
           loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   28,444             1,671              ---            30,115
           Provision for deferred income taxes                ---              (483)             323              (160)
           Non-recurring charge for product
            obsolescence                                      ---               ---              ---               ---
           Change in assets and liabilities:
              Accounts receivable                         (17,161)           (3,923)          (2,201)          (23,285)
              Inventories                                   2,901               790              (86)            3,605
              Other current assets                            711               587             (288)            1,010
              Accounts payable and
                accrued liabilities                           519               626            2,985             4,130
              Advance billings                              9,277               187              ---             9,464
              Other assets and other                      (13,613)             (753)           2,863           (11,503)
                                                       ----------        ----------       ----------        ----------
       Net cash provided by (used in)
         operating activities                               3,007              (641)           2,067             4,433
                                                       ----------        ----------       ----------        ----------

       Investing activities:
         Net investment in fixed assets                   (11,457)             (876)             ---           (12,333)
                                                       ----------        ----------       ----------        ----------
       Net cash used for investing
        activities                                        (11,457)             (876)             ---           (12,333)
                                                       ----------        ----------       ----------        ----------

       Financing activities:
         Repayment under term loan facility                  (628)              ---              ---              (628)
         Proceeds from sale of preferred stock             20,000               ---              ---            20,000
         Borrowings under revolving credit
           facility                                        42,500               ---              ---            42,500
         Repayments under revolving credit
           facility                                       (58,000)              ---              ---           (58,000)
         Other                                               (941)            1,526           (2,067)           (1,482)
                                                       ----------        ----------       -----------       -----------
       Net cash provided by (used in) financing
        activities                                          2,931             1,526           (2,067)            2,390
                                                       ----------        ----------       ----------        ----------

       Effect of exchange rate changes on cash                ---               (27)             ---               (27)
                                                       ----------        ----------       ----------        ----------

       Decrease in cash                                    (5,519)              (18)             ---            (5,537)

       Cash and cash equivalents,
        beginning of period                                10,114             1,613              ---            11,727
                                                       ----------        ----------       ----------        ----------

       Cash and cash equivalents,
        end of period                                  $    4,595        $    1,595       $      ---        $    6,190
                                                       ==========        ==========       ==========        ==========


12.      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
         INFORMATION

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


                                              Dictaphone Corporation
                                                Segment Information

                                                                     System
                                                                   Products &        Contract
                                                                    Services       Manufacturing         Total
                                                                  ------------     -------------     -----------
         Revenue from external customers            1999          $  309,446        $   44,288       $  353,734
                                                    1998             285,255            47,063          332,318
                                                    1997             297,178            42,864          340,042
         Intersegment revenues                      1999                 ---            37,664           37,664
                                                    1998                 ---            54,411           54,411
                                                    1997                 ---            55,919           55,919
         Interest expense, net                      1999              39,882               ---           39,882
                                                    1998              39,570               ---           39,570
                                                    1997              44,241               ---           44,241
         Depreciation and amortization              1999              28,675             1,440           30,115
                                                    1998              38,240             1,655           39,895
                                                    1997              66,534             1,981           68,515
         Segment profit (loss)                      1999             (13,335)            5,429           (7,906)
                                                    1998             (57,424)            4,612          (52,812)
                                                    1997             (76,036)            6,754          (69,282)
         Segment assets                             1999             456,938            44,615          501,553
                                                    1998             444,979            43,805          488,784
                                                    1997             459,607            51,050          510,657
         Expenditures for segment assets            1999             (10,985)           (1,348)         (12,333)
                                                    1998              (8,503)             (348)          (8,851)
                                                    1997              (5,754)             (145)          (5,899)


12.      DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED
         INFORMATION (Continued)

         Geographic Information

                                                                                      Long-lived
                                                                     Revenues          Assets
                                                                  -------------     -------------
         United States                              1999          $  303,682        $  309,042
                                                    1998             293,321           312,280
                                                    1997             288,906           340,312

         Canada                                     1999              20,596             4,909
                                                    1998              11,641             5,320
                                                    1997              16,659             5,439

         Europe                                     1999              20,508            15,135
                                                    1998              19,492            15,467
                                                    1997              25,156            15,468

         Latin America                              1999               4,057               ---
                                                    1998               3,625               ---
                                                    1997               3,674               ---

         Far East                                   1999               4,891               ---
                                                    1998               4,239               ---
                                                    1997               5,647               ---

         Adjustments                                1999                 ---           (30,883)
                                                    1998                 ---           (28,520)
                                                    1997                 ---           (33,847)

           Total                                    1999             353,734           298,203
                                                    1998             332,318           304,547
                                                    1997             340,042           327,372


         Revenue Reconciliation

         Total revenue for reportable segments                       1999           $  391,398
                                                                     1998              386,729
                                                                     1997              395,961

         Elimination of intersegment revenues                        1999              (37,664)
                                                                     1998              (54,411)
                                                                     1997              (55,919)

           Total consolidated revenues                               1999              353,734
                                                                     1998              332,318
                                                                     1997              340,042


12.      DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED
         INFORMATION (Continued)

         Asset Reconciliation

         Total assets for reportable segments                        1999           $  501,553
                                                                     1998              488,784
                                                                     1997              510,657

         Adjustments                                                 1999              (40,415)
                                                                     1998              (34,457)
                                                                     1997              (40,615)

           Consolidated total                                        1999              461,138
                                                                     1998              454,327
                                                                     1997              470,042



13.      PENSION AND OTHER POSTRETIREMENT BENEFITS

                  Effective with the Acquisition on August 11, 1995, the Company established a defined benefit pension plan for all active U.S. employees. Responsibility for retired U.S. employees was retained by Pitney Bowes. Certain employees in other countries are covered under contributory and non-contributory defined benefit pension plans. The Dictaphone Plan ("Dictaphone Plan") provides for benefits based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of the Employee Retirement Income Security Act of 1974 and other governmental laws and regulations. The Plan's investments consist primarily of listed common stocks, bonds and government obligations.

                  The Company sponsors a defined contribution plan (401K) for domestic employees. In 1999, the Company matched 50% of employee contributions up to 4% of eligible compensation, subject to certain limitations. Total Company contributions were $840, $1,181 and $1,179 for the years ended December 31, 1997, 1998 and 1999, respectively.

                  The Company provides certain postretirement health care and life insurance benefits for qualifying employees in the United States and Canada. Substantially all of these employees may become eligible for coverage. Most retirees outside the United States and Canada are covered by government sponsored and administered programs.

                  The following table sets forth the amounts recognized in the Company's balance sheet at December 31, 1998 and 1999 for Company sponsored defined benefit pension plans and postretirement benefit plans.


                                                                                                          Postretirement
                                                                           Pension Benefits                   Benefits
                                                                      ------------------------       -------------------------
                                                                          1998           1999           1998             1999

   Reconciliation of Projected Benefit Obligation
   ----------------------------------------------
     Projected benefit obligation at beginning of year                  $  50,182       $  57,969     $  10,946      $   6,057
       Service cost                                                         2,393           2,820           668            301
       Interest cost                                                        3,499           3,723           353            202
       Benefits paid                                                       (1,778)         (1,330)         (289)          (470)
       Plan change                                                            ---             ---           ---         (2,710)
       Actuarial (gain) or loss                                             3,683          (8,396)       (5,621)          (493)
       Foreign exchange                                                       (10)             28           ---            ---
                                                                        ---------       ---------     ---------      ---------
     Projected benefit obligation at end of year                           57,969          54,814         6,057          2,887
                                                                        ---------       ---------     ---------      ---------

   Reconciliation of Assets
   ------------------------
     Assets at beginning of year                                           51,954          57,775           ---            ---
       Actual return on plan assets                                         7,632           2,629           ---            ---
       Employer contributions                                                 372             212           289            470
       Employee contributions                                                 ---             135           ---            ---
       Benefits paid                                                       (1,778)         (1,330)         (289)          (470)
       Foreign exchange                                                      (405)            (57)          ---            ---
                                                                        ---------       ---------     ---------      ---------
     Fair value of plan assets at end of year                              57,775          59,364           ---            ---
                                                                        ---------       ---------     ---------      ---------

   Actuarial Present Value of Benefit Obligations
   ----------------------------------------------
   Vested benefit obligation                                               45,652          43,957           ---            ---
   Accumulated benefit obligation                                          49,525          47,382         6,057          2,887
   Projected benefit obligation                                            57,969          54,814           ---            ---
   Plan assets at fair value                                               57,775          59,364           ---            ---
   Projected benefit obligation (in excess of) or less than plan assets      (194)          4,550        (6,057)        (2,887)
   Unrecognized net (gain) or loss                                         (4,072)        (10,070)       (3,692)        (5,834)
   Unrecognized net obligation (asset) existing at year end                  (769)           (557)          ---            ---
                                                                        ---------       ---------     ---------      ---------
   Prepaid benefit cost (liability) recognized in the
    statement of financial position                                        (5,035)         (6,077)       (9,749)        (8,721)
                                                                        ---------       ---------     ---------      ---------
   Net periodic benefit cost included in the following components:
   Service cost - benefits earned during the year                           2,393           2,820           668            301
   Interest on projected benefit obligation                                 3,499           3,723           353            202
   Expected return on assets                                               (4,682)         (4,582)          ---            ---
   Amortization of transitional assets at beginning of year                  (204)           (201)          ---            ---
   Amortization of prior service cost at beginning of year                    ---             ---           ---           (455)
   Amortization of (gain)/loss at beginning of year                           (80)           (578)         (656)          (605)
                                                                        ---------       ---------     ---------      ---------
   Net periodic benefit cost                                            $     926       $   1,182     $     365      $    (557)
                                                                        ---------       ---------     ---------      ---------

   Discount rate for net periodic benefit cost                               6.78%           6.45%         7.00%          6.75%
   Discount rate for disclosure information                                  6.73%           7.27%         6.75%          7.75%
   Salary increase assumption                                                4.56%           4.53%         4.75%          4.75%
   Long term rate of return on assets                                        8.87%           8.90%          ---            ---



                                                                         1 Percentage     1 Percentage
                                                                         Point Increase   Point Decrease
                                                                         --------------   --------------
   Effect on total of service and interest cost components   --  1999          N/A             N/A
                                                             --  1998      $    61          $  (54)
   Effect on postretirement benefit obligation               --  1999          N/A             N/A
                                                             --  1998          252            (244)



14.      SUBSEQUENT EVENT

                  On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie. The transaction is subject to closing conditions, including the ability of Lernout & Hauspie to obtain financing for approximately $425 million of the Company's debt and other obligations, and other customary conditions.

SCHEDULE II


                                              DICTAPHONE CORPORATION

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at        Charged to                        Balance
                                                    Beginning        Costs and                        at End of
            Description                             of Period        Expenses        Deductions         Period
            -----------                             ---------        --------        ----------         ------
Year ended December 31, 1999

Allowance for doubtful accounts                     $    968         $   2,461       $  1,628        $   1,801

Year ended December 31, 1998

Allowance for doubtful accounts                          810             1,872          1,714              968

Year ended December 31, 1997

Allowance for doubtful accounts                        1,339                72            601              810


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or were executive officers of the Company as of March 15, 2000.


Name                                    Age    Position
John H. Duerden ....................    59     Chairman, Chief Executive Officer and President

Joseph D. Skrzypczak................    44     Chief Operating Officer and Director

Albert J. Fitzgibbons, III..........    54     Director

Emil F. Jachmann....................    53     Director

Alexis P. Michas....................    42     Director

Scott M. Shaw   ....................    37     Director

Peter P. Tong   ....................    58     Director

Joseph Delaney  ....................    54     Senior Vice President, Customer Support

Ronald A. Elwell....................    39     Senior Vice President and General Manager, Communications
                                               Recording Systems and International Operations

Daniel P. Hart  ....................    41     Senior Vice President, General Counsel and Secretary

Thomas C. Hodge ....................    54     Senior Vice President, Manufacturing and Logistics

Robert G. Schwager..................    46     Senior Vice President and General Manager, Voice Systems

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

         Albert J. Fitzgibbons, III has served as a Director of the Company since August 1995. Mr. Fitzgibbons is a Partner and a Director of Stonington Partners, Inc. ("Stonington Partners"), a position that he has held since 1993 and a Partner and a Director of Stonington Partners, Inc. II ("Stonington II"), a position he has held since 1994. Mr. Fitzgibbons has also been a Director of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co., since 1988. He was a Partner of MLCP from 1993 to 1994 and Executive Vice President of MLCP from 1988 to 1993. Mr. Fitzgibbons was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to July 1994. Mr. Fitzgibbons is also a Director of Burns International Services Corporation, Merisel, Inc. and United Artists Theater Circuit, Inc.

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

         Alexis P. Michas has served as Director of the Company since August 1995. Mr. Michas is the Managing Partner and a Director of Stonington Partners, a position that he has held since 1993. Mr. Michas is also the Managing Partner and a Director of Stonington II, a position he has held since 1994. Mr. Michas has also been a Director of MLCP since 1989, he was a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994 and a Director in the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1991. Mr. Michas is also a Director of Borg-Warner Automotive, Inc., Burns International Services Corporation, Goss Graphics Systems, Inc., Packard BioScience Company and several privately held companies.

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

         Peter P. Tong has served as a Director of the Company since February 1997. Mr. Tong is a Management Partner of Stonington Partners and is the President of Mandarin Partner LLC, an investment partnership. Mr. Tong was a private investor from 1996 to 1997. From January 1996 to May 1996, Mr. Tong served as Co-President of Marquette Electronics, Inc., a manufacturer of medical equipment. From 1991 to 1996, he served as President, Chairman and Chief Executive Officer of E for M Corporation. Mr. Tong is a Director of Packard BioScience Company, Obagi Medical Products, Inc., United States Manufacturing Company, University of Wisconsin Industrials Council, University of Wisconsin Foundation and several privately held, start-up technology companies.

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

         The Company's directors are elected to serve until their successors have been elected and qualified. Other than Mr. Jachmann and Mr. Tong who earned a $25,000 fee in 1999, no member of the Board received any annual retainer or meeting fees. All members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in connection with meeting attendance. Each officer of the Company serves at the pleasure of the Board of Directors, subject the terms of any existing employment agreement.

         There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's President and Chief Executive Officer during 1999 and the four other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "named executives") during 1999.


                                            SUMMARY COMPENSATION TABLE

                                     Annual Compensation                      Long-Term Compensation
                         -----------------------------------------------   ---------------------------
                                                                            Awards          Payouts
                                                                           -----------  --------------
                                                             Other         Securities    Long-term
    Name and                                                Annual         Underlying   Incentive Plan     All Other
Principal Position       Year   Salary ($)  Bonus ($)  Compensation(1)($)  Options (#)    Payouts ($)   Compensation ($)
------------------       ----   ----------  ---------  ------------------  -----------  --------------  ----------------
John H. Duerden          1999  $  995,000   $995,000       $  97,096            ---          ---           $156,034(3)
 Chairman, President     1998   1,033,269    497,500         199,844            ---          ---            285,893
 and Chief Executive     1997     985,981    497,500          95,713        325,000          ---            172,540
 Officer

Joseph D. Skrzypczak,    1999     347,756    385,250          90,398         87,500          ---             94,913(3)
 Chief Operating         1998     298,269    395,000(2)       41,863         20,000          ---             45,067
 Officer                 1997     239,171    137,500          12,455            ---          ---             17,047

Robert G. Schwager,      1999     279,616    327,750             ---         62,500          ---              5,101(3)
 Senior VP & General     1998     259,616    277,787             ---            ---          ---              3,579
 Manager, Voice          1997     199,796     77,500             ---            ---          ---                837
 Systems

Daniel P. Hart,          1999     256,087    287,500             ---         67,500          ---              4,302(3)
 Senior VP and           1998     228,462     65,000             ---          3,000          ---              4,188
 General Counsel         1997     172,669     77,000             ---          7,000          ---              2,690

Joseph Delaney,          1999     202,308    230,000             ---         15,000          ---              2,662(3)
 Senior VP, Customer     1998     181,731        ---             ---          1,000          ---              3,340
 Support                 1997     162,747     54,250             ---         35,000          ---              1,906


--------------------------------
(1) The amounts reported in this column for 1999, 1998 and 1997 for each of Messrs. Duerden and Skrzypczak reflect tax gross ups made by the Company. The aggregate value of the perquisites and other personal benefits received by each of Messrs. Duerden, Skrzypczak, Schwager, Hart and Delaney in 1999, 1998 and 1997, have not been reflected because the amount was below the Securities and Exchange Commission's (the "Commission") threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(2) Includes a one time payment in the amount of $250,000 paid in connection with the termination of prior employment agreements. See "Employment and Consulting Agreements".

(3) The compensation reflected in this column for 1999 is comprised of Company contributions to the Company's Deferred Savings Plan, supplemental contributions under supplemental benefits arrangements and Company paid life insurance premiums. Specifically, these amounts for fiscal 1999 were $0, $105,694 and $50,340 for Mr. Duerden; $2,511,
         $92,302 and $100 for Mr. Skrzypczak; $5,001, $0 and $100 for Mr.
         Schwager; $4,202, $0 and $100 for Mr. Hart; and $2,072, $0 and $100 for Mr. Delaney.

Stock Option Grants

         The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1999 to each of the named executives. No stock appreciation rights were granted during 1999.


                                               Option Grants in 1999
                                                 Individual Grants
                        -------------------------------------------------------------------
                                                                                               Potential Realizable Value
                                                                                                    at Assumed Annual
                          Number of         Percent of                                            Rates of Stock Price
                         Securities        Total Options                                            Appreciation For
                         Underlying         Granted to        Exercise                               Option Term (3)
                           Options         Employees in       Price ($/       Expiration      --------------------------
                         Granted(#)           1999(1)         Share)(2)          Date            (5%)           (10%)
                        ------------     ---------------    ------------     -------------    ------------   -----------
Name
----
John Duerden.........            ---            ---                 ---              ---              ---           ---
Joseph D. Skrzypczak.      87,500(4)             8%              $10.00          7/28/09       $1,425,283    $2,269,525
Robert G. Schwager...      62,500(4)             6%               10.00          7/28/09        1,018,059     1,621,089
Daniel P. Hart.......      67,500(4)             6%               10.00          7/28/09        1,099,504     1,750,776
Joseph Delaney.......      15,000(4)             1%               10.00          7/28/09          244,334       389,061


--------------------------------
(1) The Company granted options to purchase a total of 440,000 shares of Common Stock in 1999.

(2) Each of the Company's stock options were granted at the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1999 was $10.00 (as determined by the Company's Board of Directors).

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

(4) One-half of the options granted vest automatically over a five year period and, of the other half, 6% were retroactively vested on April 15, 1996, 0% were vested on April 15, 1997, 1998 and 1999, 0% will be vested on April 15, 2000 and the remaining will become eligible for vesting on April 15, 2001 if the Company attains certain predetermined financial performance goals.

Option Exercises and Year-End Value Table

         The following table sets forth information regarding the exercise of stock options during fiscal 1999 and the number and year end value of unexercised options held at December 31, 1999 by each of the named executives. No stock appreciation rights were exercised by the named executives during fiscal 1999.

                                     Aggregate Option Exercises in Fiscal 1999
                                           and Fiscal 1999 Option Values

                                                                                                      Value of Unexercised
                                                                    Number of Securities                 In-the-Money(1)
                                Shares                             Underlying Unexercised                   (Options)
                              Acquired on         Value        Options at Fiscal Year-End (#)        at Fiscal Year-End ($)
                             Exercise (#)     Realized ($)        Exercisable/Unexercisable         Exercisable/Unexercisable
                             ------------    -------------     ------------------------------       -------------------------
Name
----

John H. Duerden...........         ---             ---             306,967 / 228,033 (2)                  $0/$0 (4)

Joseph D. Skrzypczak......         ---             ---              21,350 / 131,150 (2)                    0/0 (4)

Robert G. Schwager........         ---             ---               19,425 / 88,075 (2)                    0/0 (4)
                                 4,000        $197,690                           0/0 (3)                    0/0

Daniel P. Hart............         ---             ---               16,100 / 91,400 (2)                    0/0 (4)

Joseph Delaney............         ---             ---                8,920 / 46,080 (2)                    0/0 (4)

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

(4) The amounts set forth represent the difference between $10.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1999 (as determined by the Board of Directors), and the exercise price of the option, multiplied by the applicable number of options.

Pension Plans

         The Company currently maintains a non-contributory pension plan for all employees (the "Pension Plan"). As of December 31, 1999, the estimated pension benefits payable to the named executives are as set forth below. The Pension Plan provides monthly benefits at age 65 equal to the sum of (i) for service before January 1, 1988, 0.75% of the participant's average annual earnings from 1983 through 1987 up to $18,000 plus 1.25% of the participant's average annual earnings from 1983 to 1987 above $18,000 multiplied by the participant's years of credited service before January 1, 1988 and (ii) for each year of service after January 1, 1988, 1% of the participant's annual earnings for each year up to the Social Security Wage Base (as defined) for that year plus 1.5% of annual earnings above the Social Security Wage Base for that year. Annual earnings includes overtime pay, incentive pay and bonuses, but excludes reimbursements of other expense allowances, fringe benefits or moving expenses. Employees' pension rights vest after five years of service. Benefits are also available under the Pension Plan upon early or deferred retirement. The projected annual benefit under the qualified pension plan at age 65 assuming no future increases in pay, the social security wage base and Internal Revenue Code (the "Code") Section 401(a)(17) limits and with no provision for the Supplemental Executive Retirement Plan ("SERP") for the named executives is as follows: Mr. Duerden - $20,327; Mr. Skrzypczak - $53,757; Mr. Schwager - $73,152; Mr. Hart - $56,854; and Mr. Delaney - $48,928. The projected annual benefit under the qualified pension plan at age 65 assuming a 3% future increase in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP for the named executives is as follows: Mr. Duerden - $21,840; Mr. Skrzypczak - $72,655; Mr. Schwager - $88,329; Mr. Hart - $82,000; and Mr. Delaney - $54,777.

         The following table sets forth the estimated annual benefits, based on the indicated credited years of service and the indicated average compensation used in calculating benefits, assuming a normal retirement at age 65, no future increases in pay, the Social Security Wage Base and Code Section 401(a)(17) limits and with no provision for the SERP implemented by the Company.


                                               RETIREMENT PLAN TABLE

                                                                        Years of Service
                                                 --------------------------------------------------------------
Average Annual Compensation                        15            20             25          30            35
---------------------------                      -------       -------       -------      -------      --------
$   130,000..................................    $23,805       $31,740       $39,675      $47,610      $55,545
    160,000..................................     30,555        40,740        50,925       61,110       71,295



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

         The Company has entered into employment agreements (the "Executive Employment Agreements") with each of Messrs. Skrzypczak, Schwager and Hart. The Executive Employment Agreements are for two year terms ending June 1, 2001, and provide for automatic renewal unless a termination of employment event has occurred. In the event of an involuntary termination by the Company without cause (as defined) or a termination by executive for good reason (as defined), the executive is entitled to salary continuation for twenty-four months, plus thirty percent. In such circumstances, the executive would also be entitled to receive any earned and unpaid annual bonus amounts, including a pro-rated amount in respect of the year in which termination of employment occurs. In the event of a change of control (as defined), the amounts payable to executives under the Executive Employment Agreements in the event of a termination without cause or a termination by executive for good reason would be an amount equal to three times
(a) executive's base salary and (b) an amount of executive's base salary equal to the highest percentage bonus payment made to executive in the three years prior to such termination. The Executive Employment Agreements also provide that one year after the occurrence of a change of control, executive may terminate his employment for good reason. Salary continuation benefits under the Executive Employment Agreements are not subject to reduction in the event that executive secures other employment.

         Mr. Delaney is a party to a letter employment agreement with the Company. This agreement has no fixed term of employment. Upon an involuntary termination of employment by the Company for any reason other than for cause or substantial underperformance, Mr. Delaney would be entitled to receive salary continuation for a minimum of one year after such termination of employment. At the conclusion of the first year of salary continuation, if Mr. Delaney has not secured other employment, the Company has agreed to extend, for a maximum of twelve additional months, such salary continuation on a month by month basis, as long as Mr. Delaney, using reasonable efforts, has not secured other employment. In addition, the Company's practice and policy is that, if a Senior Vice President such as Mr. Delaney's employment is terminated without cause, such officer would also be entitled to receive any earned and unpaid annual bonus amounts, including a pro-rated amount in respect of the year in which termination occurs.

         Each of Messrs. Skrzypczak, Schwager, Hart and Delaney are also entitled to receive senior executive outplacement services from a nationally recognized outplacement firm and are entitled to continue to participate in medical, dental and life insurance plans, under the same terms and conditions as when they were employed by the Company, until the earlier of the commencement of new employment or the twelve month anniversary of the date of termination of employment. Messrs. Skrzypczak, Schwager, Hart and Delaney are entitled to elect to receive a cash amount equal to the cost of the above mentioned outplacement services in lieu thereof. Each of Messrs. Skrzypczak, Schwager, Hart and Delaney are also entitled to an additional six-month period of medical insurance coverage as required under Section 498B of the Code.

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

         In November 1995, the Company entered into a consulting agreement with Mr. Jachmann, a Director of the Company. Pursuant to the terms of the agreement, Mr. Jachmann agreed to act as a consultant to the Company for an original term of one year, August 11, 1995 through August 11, 1996. Although a new consulting agreement has not been executed, the Company has continued to utilize Mr. Jachmann's services on a month-by-month basis. In consideration for his consulting services, Mr. Jachmann receives $3,000 per day. During 1999, Mr. Jachmann received $15,000 for consulting services. Mr. Jachmann is also entitled to receive $25,000 for services as a Director.

         In April 1997, the Company entered into a consulting agreement with Mr. Tong, a Director of the Company. In consideration for his consulting services, Mr. Tong receives $1,500 per day. During 1999, Mr. Tong received no income for consulting services. Mr. Tong is also entitled to receive $25,000 for services as a Director.

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

         The Plan provides that Service Options will vest automatically over a five-year period (20% of the options vesting each year) and the Performance Options will vest as to specified percentages over a five-year period based on predetermined financial performance goals. As to all outstanding Performance Options granted prior to 1996, 10% were eligible for vesting on April 15, 1996, 20% were eligible for vesting on each of April 15, 1997, April 15, 1998 and April 15, 1999 and the remaining options become eligible for vesting as to an additional 20% on April 15, 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001. For all subsequent Performance Option grants, 20% are eligible for vesting on each April 15, based on the Company's prior year performance, in any case, no later than August 11, 2005, provided that the applicable Participant continues to be employed or continues as a member of the Board. Based on the Company's performance in 1995, 1996, 1997, 1998 and 1999, the Company's Board of Directors determined that the following eligible Performance Options would vest: 60% on April 15, 1996, 0% on April 15, 1997, 0% on April 15, 1998 and 0% on April 15, 1999. In addition, the Board has determined that 0% of eligible Performance Options will vest on April 15, 2000. Performance Options which are not vested on each of the April 15 vesting dates remain eligible for future vesting by the Board if the Company reaches certain enterprise values. In the event of a Sale or an IPO (as defined therein) of the Company, all outstanding unvested Service and Performance Options will become immediately vested and exercisable prior to the effective date of such Sale or IPO and appropriate provisions will be required to be made by the Company to permit the holders of options to realize the value of his or her options in connection with such Sale or IPO to the same extent as if he or she had exercised such options in full immediately prior to the effective date of such Sale or IPO and participated therein.

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

         The maximum number of shares of Common Stock that are available for options under the Plan is currently 1,500,000 shares. If options granted under the Plan expire or terminate without having been exercised in full or cancelled in exchange for a cash or other payment, the shares covered by such option will again be available for grant under the Plan. In the event of the declaration of a stock dividend, or a reorganization, merger, consolidation, acquisition, disposition, separation, recapitalization, stock split, split-up, spin-off, combination or exchange of any shares of Common Stock or like event, the number or character of the shares subject to the option or the exercise price of any option may be appropriately adjusted as deemed appropriate by the Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2000, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all executive officers and directors of the Company, as a group.


                                                                         Amount and Nature
Name and Address                                                           of Beneficial        Percentage
of Beneficial Owner                                                        Ownership (1)         of Class
-------------------                                                        -------------         --------
Stonington Capital Appreciation 1994 Fund, L.P.(2)................         14,803,000              96.4%
   767 Fifth Avenue
   New York, New York  10153
John H. Duerden(3)................................................            376,967               2.5%
Joseph D. Skrzypczak(3)...........................................             36,350               *
Robert G. Schwager(3).............................................             34,425               *
Daniel P. Hart(3).................................................             24,100               *
Joseph Delaney(3).................................................              8,920               *
Albert J. Fitzgibbons, III(4).....................................         14,803,000              96.4%
Emil F. Jachmann..................................................             10,000               *
Alexis P. Michas(4)...............................................         14,803,000              96.4%
Peter P. Tong.....................................................             10,000               *
Scott M. Shaw(4)..................................................         14,803,000              96.4%
Directors and executive officers as a group ((12) persons)(4)(5)..         15,355,562             100.0%


----------------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or convertible securities held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of any other person. Except as indicated in the footnotes to this table, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Stonington is the record holder of 14,653,000 shares, or 95.4%, of Common Stock. Stonington also controls, but disclaims beneficial ownership of, an additional 150,000 shares purchased by an institutional investor, pursuant to the Stockholder Agreement. Stonington is a Delaware limited partnership whose limited partners consist of certain institutional investors, formed to invest in corporate acquisitions organized by Stonington Partners. SPLP, a Delaware limited partnership, is the general partner of Stonington with a 1% economic interest in Stonington. Except for such economic interest, SPLP disclaims beneficial ownership of the shares set forth above. Stonington II, a Delaware corporation, is the general partner of SPLP with a 1% economic interest in SPLP. Except for such economic interest, Stonington II disclaims beneficial ownership of the shares set forth above. Stonington Partners, a Delaware corporation, is the management company for Stonington with a 1% interest in SPLP. Except for such economic interest, Stonington Partners disclaims beneficial ownership of the shares set forth above. The limited partners of SPLP are certain current and former employees of Stonington Partners, entities controlled by certain employees of Stonington and individuals with special relationships to portfolio companies of Stonington.

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

(3) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 15, 2000, as follows: Mr. Duerden - 306,967 shares; Mr. Skrzypczak - 21,350 shares; Mr. Schwager - 19,425 shares; Mr. Hart - 16,100 shares; and Mr. Delaney - 8,920 shares. Mr. Duerden is a 3.1% limited partner of SPLP.

(4) The shares indicated as owned beneficially by Messrs. Fitzgibbons, Michas and Shaw are owned or controlled by Stonington and are included because of their ownership of stock as status as directors of Stonington Partners and Stonington II. Messrs. Fitzgibbons, Michas and Shaw disclaim beneficial ownership of such shares.

(5) Includes 424,562 shares of Common Stock subject to options granted under the Plan which are currently exercisable or vest within 60 days of March 15, 2000 and 2,000,000 shares of Common Stock issuable upon conversion of Convertible Preferred Stock which are currently convertible or are convertible within 60 days of March 15, 2000.

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

Stockholders Agreement

         The Company, Stonington, each of the institutional investors who purchased $15 million of the Company's 14% Pay-in-Kind Perpetual Preferred Stock ("Pay-in-Kind Preferred Stock"), together with warrants to purchase 350,000 shares of Common Stock (the "Warrants") or $1.5 million of the Common Stock (the "Equity Private Placement"), and each of Messrs. Duerden, Skrzypczak, Schwager and Hart (each a "Stockholder") entered into a stockholder agreement (the "Stockholders Agreement"), which contains among other terms and conditions, provisions relating to voting rights, certain restrictions with respect to the transfer of Common Stock, Pay-in-Kind Preferred Stock and Warrants by certain parties thereunder, certain rights related to puts and calls and certain registration rights granted by the Company with respect to shares of Common Stock.

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

         2. Financial Statement Schedules and Supplementary Information Required to be Submitted

                Schedule II "Valuation and Qualifying Accounts" is included in
                Part II, Item 8 of this Report.

(B) Reports on Form 8-K.

         1. On January 8, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the amendment of the Company's senior Bank Credit Agreement, dated as of August 7, 1995, as amended, to waive compliance by the Company of the financial covenants as of December 31, 1998 and for the four Fiscal Quarter period then ended, to modify the covenants and related definitions in respect of certain asset sales and the utilization of the proceeds from such asset sales, to modify the required Maximum Leverage, Minimum EBITDA and Minimum Interest Coverage Ratio Covenants, to change the maturity date of the Tranche C Loans to be equal to that of the Tranche B Loans, and to increase the interest rate on the Tranche B Loans to be equal to that of the Tranche C Loans.

                In addition, with the fifth amendment, the Company's principal shareholder (the "Shareholders") agreed to provide the Company with $20,000,000 in new cash equity (the "New Equity") contributions on or before January 28, 1999 to fund working capital and for general corporate purposes.

         2. On March 10, 2000, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, in respect of its announcement that it had agreed to be acquired by Lernout & Hauspie Speech Products, N.V.

(C) Index to Exhibits.

                The following is a list of all Exhibits filed as part of this
Report:

Exhibits                          Description
---------                         -----------

2.1 Stock and Asset Purchase Agreement, dated as of April 25, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as
         Exhibit 2.1 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).

2.2 Amendment to Stock and Asset Purchase Agreement, dated August 11, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as
         Exhibit 2.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.3 Asset Purchase Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as
         Exhibit 2.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.4 Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Deutschland GmbH and Dictaphone Acquisition Inc. (filed as Exhibit 2.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.5 Stock Purchase Agreement, dated August 11, 1995, between Walnut Street Corp. and Dictaphone Acquisition Inc. (filed as Exhibit 2.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.6 Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes Holdings Ltd. and Dictaphone U.K. Acquisition Limited (filed as Exhibit
         2.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

Exhibits                          Description
---------                         -----------

2.7 General Conveyance Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as
         Exhibit 2.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.8 Assumption of Liabilities Agreement, dated August 11, 1995, between Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.9 Merger Agreement between Dictaphone U.S. Acquisition Inc. and Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.10 Agreement and Plan of Merger between Dictaphone Corporation and Dictaphone Corporation (U.S.), dated January 28, 1998 (filed as Exhibit
         2.10 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998).

2.11 Certificate of Ownership and Merger merging Dictaphone Corporation with and into Dictaphone (U.S.) (filed as Exhibit 2.11 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30,
         1998).

3(i)     Restated Certificate of Incorporation of Dictaphone Corporation.

3(ii) By-Laws of the Company, adopted April 20, 1995 (filed as Exhibit 3.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

4.1 Indenture, dated as of August 11, 1995, among the Company, Dictaphone Corporation (U.S.) and Shawmut Bank Connecticut, National Association, Trustee, relating to the 11-3/4% Senior Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

4.2 Bank Credit Agreement, dated as of August 7, 1995, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

4.3 First Amendment to Credit Agreement, dated as of June 28, 1996, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on July 18, 1996).

4.4 Second Amendment to Credit Agreement, dated as of June 27, 1997, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.15 to the Company's Current Report on Form 8-K, filed on July 8, 1997).

4.5 Third Amendment (Technical Correction) to Credit Agreement, dated as of July 21, 1997, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14,
         1997).

4.6 Fourth Amendment to Credit Agreement, dated as of November 14, 1997, by and among Dictaphone Corporation and the Lenders party thereto (filed as Exhibit 10.20 to the Company's Current Report on Form 8-K, filed on November 21, 1997).

4.7 Limited Waiver and Fifth Amendment to Credit Agreement, dated December 31, 1998, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto.

4.8 Limited Waiver and First Amendment to Credit Agreement, dated as of December 31, 1998, among Dictaphone Corporation (U.S.) and the Lenders party thereto.

10.1 Subscription Agreements for the Equity Private Placements, dated as of August 7, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.2 Subscription Agreement for Management Private Placement, dated as of August 7, 1995 (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.3     Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit
         10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.4 Employment contract of John H. Duerden, dated as of August 9, 1995 (filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +

Exhibits                          Description
---------                         -----------

10.5 Amendment to employment contract of John H. Duerden, dated January 1, 1997 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997). +

10.6 Letter Agreement, dated October 21, 1998, between Dictaphone Corporation and Joseph D. Skrzypczak. +

10.7 Employment contract of Robert G. Schwager, dated June 19, 1995 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995). +

10.8 Management Stock Option Plan of the Company (filed as Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995) and Amendment No. 1 to the Management Stock Option Plan, dated as of April 27, 1996 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996.) +

10.9 Supply Agreement, dated August 11, 1995, between the Company and Pitney Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).

10.10 Leasing Agreement, dated August 10, 1995, between Dictaphone Corporation (U.S.) and Pitney Bowes Credit Corporation (filed as
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996).

10.11 Consulting Agreement, dated November 17, 1995, between the Company and Emil F. Jachmann (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March 29, 1996). +

10.12 Form of Letter Agreement amending the Subscription Agreement for the Management Private Placement, dated as of August 7, 1995, and the Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit
         10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996). +

10.13 Letter Agreement, dated April 11, 1997, between the Company and Peter Tong (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997). +

10.14 Stock Option Agreement, dated August 1, 1997, between the Company and John H. Duerden (filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998). +

10.15 Amendment No. 2 to the Dictaphone Management Stock Option Plan (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997). +

10.16 Letter Agreement between the Company and Ronald A. Elwell, dated November 8, 1996 (filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998). +

10.17 Stock Option Agreement, dated August 1, 1997, between the Company and Peter P. Tong (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998, filed on May 14, 1998). +

10.18 Agreement of Purchase and Sale of Stratford, CT property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).

10.19 Lease Agreement of Stratford, CT property between Dictaphone Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.21 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).

10.20 Letter Agreement, dated May 28, 1997, between Dictaphone Corporation and Mr. Daniel P. Hart. +

10.21 Executive Severance Agreement, dated November 11, 1996, between Dictaphone Corporation and Mr. Daniel Hart.

10.22 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Daniel P. Hart (filed as Exhibit 10.22 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

10.23 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Joseph D. Skrzypczak (filed as Exhibit 10.23 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

Exhibits                          Description
---------                         -----------

10.24 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Ronald A. Elwell (filed as Exhibit 10.24 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

10.25 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Robert G. Schwager (filed as Exhibit 10.25 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

10.26 Amendment No. 3 to the Management Stock Option Plan, dated as of July 28, 1999 (filed as Exhibit 10.26 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

21.1 List of subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).

24       Powers of Attorney (included on the signature page hereof).

*27      Financial Data Schedule.


--------------------
*  Filed herewith.
+  Management contract of compensatory arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stratford, State of Connecticut, on this 25th day of March, 2000.

                                     DICTAPHONE CORPORATION

                                           By:  /s/ John H. Duerden
                                               ---------------------------------
                                               John H. Duerden
                                               Chairman, Chief Executive
                                               Officer and President


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 2000.

               Signature                              Title(s)
               ---------                              --------

  /s/  John H. Duerden                Chairman, Chief Executive Officer and
-----------------------------------   President (Principal Executive Officer)
       John H. Duerden


  /s/  Joseph D. Skrzypczak           Chief Operating Officer, Chief Financial
-----------------------------------   Officer and Director (Principal Financial
       Joseph D. Skrzypczak           and Accounting Officer)


  /s/  Albert J. Fitzgibbons, III     Director
-----------------------------------
       Albert J. Fitzgibbons, III


-----------------------------------
       Emil F. Jachman                Director


  /s/  Alexis P. Michas               Director
-----------------------------------
       Alexis P. Michas


  /s/  Scott M. Shaw                  Director
-----------------------------------
       Scott M. Shaw


  /s/  Peter P. Tong                  Director
-----------------------------------
       Peter P. Tong


                                                   EXHIBIT INDEX

                                                                                       Sequentially
Exhibits                                    Description                               Numbered Page
--------                                    -----------                               -------------
2.1      Stock and Asset Purchase Agreement, dated as of April 25, 1995, between
         Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, File No. 33-93464,
         filed on June 14, 1995).

2.2 Amendment to Stock and Asset Purchase Agreement, dated August 11, 1995, between Pitney Bowes Inc. and Dictaphone Acquisition Inc. (filed as
         Exhibit 2.2 to the Company's Form 10-Q for the fiscal quarter ended
         June 30, 1995, filed on September 21, 1995).

2.3      Asset Purchase Agreement, dated August 11, 1995, between Dictaphone
         Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as
         Exhibit 2.3 to the Company's Form 10-Q for the fiscal quarter ended
         June 30, 1995, filed on September 21, 1995).

2.4      Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes
         Deutschland GmbH and Dictaphone Acquisition Inc. (filed as Exhibit 2.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.5      Stock Purchase Agreement, dated August 11, 1995, between Walnut Street
         Corp. and Dictaphone Acquisition Inc. (filed as Exhibit 2.5 to the
         Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.6      Stock Purchase Agreement, dated August 11, 1995, between Pitney Bowes
         Holdings Ltd. and Dictaphone U.K. Acquisition Limited (filed as Exhibit
         2.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.7      General Conveyance Agreement, dated August 11, 1995, between Dictaphone
         Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc. (filed as
         Exhibit 2.7 to the Company's Form 10-Q for the fiscal quarter ended
         June 30, 1995, filed on September 21, 1995).

2.8      Assumption of Liabilities Agreement, dated August 11, 1995, between
         Dictaphone Canada Ltd./Ltee and Dictaphone Canada Acquisition Inc.
         (filed as Exhibit 2.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.9      Merger Agreement between Dictaphone U.S. Acquisition Inc. and
         Dictaphone Corporation, dated August 11, 1995 (filed as Exhibit 2.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

2.10     Agreement and Plan of Merger between Dictaphone Corporation and
         Dictaphone Corporation (U.S.), dated January 28, 1998 (filed as Exhibit
         2.10 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998).

2.11 Certificate of Ownership and Merger merging Dictaphone Corporation with and into Dictaphone (U.S.) (filed as Exhibit 2.11 to the Company's Form
         10-K for the fiscal year ended December 31, 1997, filed on March 30,
         1998).

3(i)     Restated Certificate of Incorporation of Dictaphone Corporation.

3(ii) By-Laws of the Company, adopted April 20, 1995 (filed as Exhibit 3.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

4.1      Indenture, dated as of August 11, 1995, among the Company, Dictaphone
         Corporation (U.S.) and Shawmut Bank Connecticut, National Association,
         Trustee, relating to the 11-3/4% Senior Subordinated Notes Due 2005 of the Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).




                                                                                       Sequentially
Exhibits                                    Description                               Numbered Page
--------                                    -----------                               -------------
4.2      Bank Credit Agreement, dated as of August 7, 1995, among the Company,
         Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as
         Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended
         June 30, 1995, filed on September 21, 1995).

4.3 First Amendment to Credit Agreement, dated as of June 28, 1996, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.13 to the Company's Current Report on Form
         8-K, filed on July 18, 1996).

4.4 Second Amendment to Credit Agreement, dated as of June 27, 1997, among the Company, Dictaphone Corporation (U.S.) and the Lenders party thereto (filed as Exhibit 10.15 to the Company's Current Report on Form
         8-K, filed on July 8, 1997).

4.5      Third Amendment (Technical Correction) to Credit Agreement, dated as of
         July 21, 1997, by and among Dictaphone Corporation (U.S.) and the
         Lenders party thereto (filed as Exhibit 10.19 to the Company's Form
         10-Q for the fiscal quarter ended June 30, 1997, filed on August 14,
         1997).

4.6 Fourth Amendment to Credit Agreement, dated as of November 14, 1997, by and among Dictaphone Corporation and the Lenders party thereto (filed as Exhibit 10.20 to the Company's Current Report on Form 8-K, filed on
         November 21, 1997).

4.7      Limited Waiver and Fifth Amendment to Credit agreement, dated December
         31, 1998, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto.

4.8      Limited Waiver and First Amendment to Credit Agreement, dated as of
         December 31, 1998, among Dictaphone Corporation (U.S.) and the Lender's party thereto.

10.1     Subscription Agreements for the Equity Private Placements, dated as of
         August 7, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.2     Subscription Agreement for Management Private Placement, dated as of
         August 7, 1995 (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.3     Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit
         10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995).

10.4     Employment contract of John H. Duerden, dated as of August 9, 1995
         (filed as Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995). +

10.5     Amendment to employment contract of John H. Duerden, dated January 1,
         1997 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997). +

10.6     Letter Agreement, dated October 21, 1998, between Dictaphone
         Corporation and Joseph D. Skrzypczak. +

10.7 Employment contract of Robert G. Schwager, dated June 19, 1995 (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1,
         File No. 33-93464, filed on June 14, 1995).

10.8 Management Stock Option Plan of the Company (filed as Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, filed on September 21, 1995) and Amendment No. 1 to the Management
         Stock Option Plan, dated as of April 27, 1996 (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996.) +




                                                                                       Sequentially
Exhibits                                    Description                               Numbered Page
--------                                    -----------                               -------------
10.9     Supply Agreement, dated August 11, 1995, between the Company and Pitney
         Bowes Inc. (filed as Exhibit 10.10 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1995, File No.
         33-93464, filed on March 29, 1996).

10.10    Leasing Agreement, dated August 10, 1995, between Dictaphone
         Corporation (U.S.) and Pitney Bowes Credit Corporation (filed as
         Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 33-93464, filed on March
         29, 1996).

10.11    Consulting Agreement, dated November 17, 1995, between the Company and
         Emil F. Jachmann (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No.
         33-93464, filed on March 29, 1996). +

10.12    Form of Letter Agreement amending the Subscription Agreement for the
         Management Private Placement, dated as of August 7, 1995, and the
         Stockholders Agreement, dated as of August 11, 1995 (filed as Exhibit
         10.14 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 15, 1996). +

10.13    Letter Agreement, dated April 11, 1997, between the Company and Peter
         Tong (filed as Exhibit 10.16 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997). +

10.14    Stock Option Agreement, dated August 1, 1997, between the Company and
         John H. Duerden (filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998). +

10.15 Amendment No. 2 to the Dictaphone Management Stock Option Plan (filed as Exhibit 10.18 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997, filed on August 14, 1997). +

10.16    Letter Agreement between the Company and Ronald A. Elwell, dated
         November 8, 1996 (filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998). +

10.17    Stock Option Agreement, dated August 1, 1997, between the Company and
         Peter P. Tong (filed as Exhibit 10.19 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998, filed on May 14, 1998). +

10.18    Agreement of Purchase and Sale of Stratford, CT property between
         Dictaphone Corporation and Stratford, CT Business Trust, dated May 14,
         1998 (filed as Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).

10.19    Lease Agreement of Stratford, CT property between Dictaphone
         Corporation and Stratford, CT Business Trust, dated May 14, 1998 (filed as Exhibit 10.21 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998).

10.20 Letter Agreement, dated May 28, 1997, between Dictaphone Corporation and Mr. Daniel P. Hart. +

10.21    Executive Severance Agreement, dated November 11, 1996, between
         Dictaphone Corporation and Mr. Daniel Hart.

10.22 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Daniel P. Hart (filed as Exhibit 10.22 to the Company's Form
         10-Q for the fiscal quarter ended September 30, 1999, filed on November
         15, 1999). +

10.23 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Joseph D. Skrzypczak (filed as Exhibit 10.23 to the Company's
         Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +


                                                                                       Sequentially
Exhibits                                    Description                               Numbered Page
--------                                    -----------                               -------------
10.24    Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Ronald A. Elwell (filed as Exhibit 10.24 to the Company's Form
         10-Q for the fiscal quarter ended September 30, 1999, filed on November
         15, 1999). +

10.25 Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Robert G. Schwager (filed as Exhibit 10.25 to the Company's
         Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

10.26    Amendment No. 3 to the Management Stock Option Plan, dated as of July
         28, 1999 (filed as Exhibit 10.26 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

21.1 List of subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, File No. 33-93464, filed on June 14, 1995).


24       Powers of Attorney (included on the signature page hereof).

*27      Financial Data Schedule.

--------------------------
*    Filed herewith.
+    Management contract of compensatory arrangement.