Form 10-Q
period 2000-03-31
DICTAPHONE CORP /DE
filed 2000-05-15
CIK 946734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

                                    or

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to            .


                        Commission File Number: 33-93464

                             DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                        04-3506655
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

             YES     X              NO
                  -------               -----

Number of shares of Common Stock, par value $.01 per share, outstanding as of May 12, 2000: 1,000 The Common Stock of the registrant is not publicly traded.

                             DICTAPHONE CORPORATION

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 1999 and March 31, 2000
                (Unaudited)                                                    2

               Condensed Consolidated Balance Sheets as of December 31,
                1999 and March 31, 2000 (Unaudited)                            3

               Unaudited Condensed Consolidated Statements of
                Cash Flow for the Three Months Ended March 31, 1999
                and March 31, 2000                                             4

               Notes to Unaudited Consolidated Financial Statements            5

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         20


PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  21

ITEM 5.    Other Information                                                  21

ITEM 6.    Exhibits and Reports on Form 8-K                                   21

                         PART I - FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DICTAPHONE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)


                                                      Three Months            Three Months
                                                          Ended                   Ended
                                                     March 31, 1999          March 31, 2000
                                                     --------------          --------------
Revenues:
     Product sales and rentals                         $   48,228              $   44,245
     Contract manufacturing sales                          10,348                   9,154
     Support services                                      24,035                  27,859
                                                       ----------              ----------
         Total revenue                                     82,611                  81,258
                                                       ----------              ----------

Costs and expenses:

     Cost of sales, rentals and support services           43,450                  54,190

     Selling and administrative                            26,955                  26,148

     Amortization of intangibles                            3,239                   2,209

     Research and development                               2,438                   1,777
                                                       ----------              ----------

Operating profit (loss)                                     6,529                  (3,066)

Interest expense                                           10,139                  10,494

Other expense (income) - net                                  331                    (210)
                                                       ----------              ----------

Loss before income taxes                                   (3,941)                (13,350)

Income tax expense                                            225                       5
                                                       ----------              ----------

     Net loss                                              (4,166)                (13,355)

     Stock dividends on PIK Preferred Stock                 1,231                   1,649
                                                       ----------              ----------

     Net loss applicable to Common Stock               $   (5,397)             $  (15,004)
                                                       ==========              ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         December 31,         March 31,
                                                                                            1999                2000
                                                                                         ----------         ----------
                                                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                            $    6,190         $    5,002
    Accounts receivable, less allowances of $1,801 and $1,851, respectively                 100,834            100,242
    Inventories                                                                              49,759             39,470
    Other current assets                                                                      6,152              6,321
                                                                                         ----------         ----------
         Total current assets                                                               162,935            151,035
Property, plant and equipment, net                                                           37,489             38,888
Deferred financing costs, net of accumulated amortization of $16,145
 and $16,749, respectively                                                                    8,141              7,538
Intangibles, net of accumulated amortization of $133,964 and $136,173 respectively          194,865            192,489
Deferred tax asset                                                                           39,934             40,220
Other assets                                                                                 17,774             18,359
                                                                                         ----------         ----------
         Total assets                                                                    $  461,138         $  448,529
                                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                     $   11,755         $   11,251
    Interest payable                                                                          9,965              4,165
    Accrued liabilities                                                                      30,928             20,419
    Advance billings                                                                         49,100             56,625
    Current portion of long-term debt                                                           790                788
                                                                                         ----------         ----------
         Total current liabilities                                                          102,538             93,248
Long-term debt                                                                              353,443            363,965
Accrued pension liability                                                                     9,953              9,914
Other liabilities                                                                            12,806             12,462
                                                                                         ----------         ----------
         Total liabilities                                                                  478,740            479,589
                                                                                         ----------         ----------
Contingencies and concentrations of risk (Note 5)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,742,400 and
      2,840,400 shares of 14% PIK perpetual preferred stock issued and outstanding, liquidation values of $27,424 and $28,404
      at December 31, 1999 and March 31, 2000, respectively)                                 27,424             28,404
    Preferred stock ($.01 par value; 10,000,000 shares authorized;
      2,000,000 shares of 12% Convertible PIK preferred stock issued and
      outstanding, liquidation value of $22,975 at March 31, 2000)                           22,306             22,975
    Common stock ($.01 par value; 30,000,000 shares authorized;
      12,934,000 shares outstanding at December 31, 1999 and March 31, 2000)                    130                130
    Notes receivable from stockholders                                                         (741)              (741)
    Additional paid-in capital                                                              115,140            113,491
    Treasury stock, at cost (66,000 shares at December 31, 1999 and
      March 31, 2000, respectively)                                                            (660)              (660)
    Accumulated deficit                                                                    (179,360)          (192,715)
    Accumulated other comprehensive loss                                                     (1,841)            (1,944)
                                                                                         ----------         ----------
         Total stockholders' equity (deficit)                                               (17,602)           (31,060)
                                                                                         ----------         ----------
         Total liabilities and stockholders' equity                                      $  461,138         $  448,529
                                                                                         ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Dollars in thousands)


                                                                         Three Months             Three Months
                                                                             Ended                    Ended
                                                                        March 31, 1999            March 31, 2000
                                                                        --------------            --------------
Operating activities:
   Net loss                                                                $   (4,166)             $  (13,355)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             6,140                   7,215
      Provision for deferred income taxes                                          25                    (314)
      Non-cash provision for inventory obsolescence (Note 2)                      ---                   9,206
      Changes in assets and liabilities:
          Accounts receivable                                                 (12,023)                    575
          Inventories                                                           4,443                   1,070
          Other current assets                                                  1,803                    (206)
          Accounts payable and accrued liabilities                            (13,887)                (16,708)
          Advance billings                                                      4,825                   7,524
          Other assets and other                                               (3,036)                 (3,119)
                                                                           ----------              ----------
             Net cash used in operating activities                            (15,876)                 (8,112)
                                                                           ----------              ----------

Investing activities:
   Net investment in fixed assets                                              (3,733)                 (3,360)
                                                                           ----------              ----------
      Net cash used in investing activities                                    (3,733)                 (3,360)
                                                                           ----------              ----------

Financing activities:
   Sale of preferred stock                                                     20,000                     ---
   Borrowings under revolving credit facility                                  12,500                  13,000
   Repayments under revolving credit facility                                 (19,500)                 (2,000)
   Repayments under term loans                                                    ---                    (439)
   Other                                                                         (316)                   (278)
                                                                           ----------              ----------
      Net cash provided by financing activities                                12,684                  10,283
                                                                           ----------              ----------

Effect of exchange rate changes on cash                                           (42)                      1
                                                                           ----------              ----------

Decrease in cash                                                               (6,967)                 (1,188)

Cash and cash equivalents, beginning of period                                 11,727                   6,190
                                                                           ----------              ----------
Cash and cash equivalents, end of period                                   $    4,760              $    5,002
                                                                           ==========              ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                              $   15,817              $   15,559
                                                                           ==========              ==========
Income taxes paid                                                          $       15              $    1,063
                                                                           ==========              ==========

     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, or as otherwise indicated)


1.     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

             On March 7, 2000, the Company entered into definitive agreement to be acquired by Lernout & Hauspie Speech Products, N.V. ("Lernout & Hauspie"). On May 5, 2000 Lernout & Hauspie purchased all of the outstanding stock of the Company for approximately 4.7 million shares of L&H Common Stock. In connection with the acquisition, a portion of the Company's approximately $430 million of debt and other obligations were paid off or refinanced by Lernout & Hauspie.

             The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited, as of and for the three month periods ended March 31, 1999 and March 31, 2000, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

             Derivative Financial Instruments. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap and cap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from exchange of interest payments is included in interest expense in the condensed consolidated financial statements and interest paid in the condensed consolidated statements of cash flow. The Company is required to implement the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" in the first quarter of 2001. The Company believes the impact of the new pronouncement on the financial statements will be immaterial.

2.     INVENTORIES

             Inventories consist of the following:

                                                     December 31,    March 31,
                                                         1999          2000
                                                      ----------    ----------
             Raw materials and work in process        $   23,376    $   24,094
             Supplies and service parts                   11,083         3,979
             Finished products                            15,300        11,397
                                                      ----------    ----------
             Total inventories                        $   49,759    $   39,470
                                                      ==========    ==========

             During the three months ended March 31, 2000, the Company recorded a non-cash charge of $9.2 million associated with the provision for excess field service parts and inventory primarily related to products recently replaced by newly introduced products. With the production of Freedom(TM) in the first quarter of 2000, the Company provided for excess inventory associated with those products that the Freedom(TM) product would replace, recording this charge as an inventory provision.

3.     INTANGIBLES

             The following summarizes intangible assets, net of accumulated amortization and writedowns of $133,964 and $136,173 at December 31, 1999 and March 31, 2000, respectively. Amortization expense for the three months ended March 31, 1999 was $3,239 and $2,209, respectively.

                                                 December 31,        March 31,
                                                     1999              2000
                                                  ----------        ----------
             Goodwill                             $  123,737        $  122,700
             Tradenames                               69,318            68,831
             Non-compete agreement                     1,041               623
             Patents                                     769               335
                                                  ----------        ----------
                                                  $  194,865        $  192,489
                                                  ==========        ==========

4.     INCOME TAXES

             The income tax expense for the three months ended March 31, 2000 is $5. The income tax expense relates to income attributable to the Company's Non-U.S. Operations.

             The Company has recorded a gross deferred tax asset of $109.8 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 2000 is $154.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.6 million will expire in the year 2018, $24.2 million will expire in the year 2019, and $7.3 million will expire in 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax asset. During 1998 and 1999, the Company increased its valuation allowance by $20.8 and $3.9 million, respectively. During the first three months of 2000, the Company increased its valuation allowance by $5.1 million resulting in a deferred tax asset of $55.9 million. Including a deferred tax liability of $15.7 million, the net deferred tax asset at March 31, 2000, totalled $40.2 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the deferred tax asset of $40.2 million recorded at March 31, 2000, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

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

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION

             The following consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd/Ltee, Dictaphone Company Ltd., Dictaphone Deutschland GmbH and Dictaphone International A.G. (together "Dictaphone Non-U.S.").

             Dictaphone Corporation has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). As of March 31, 2000 the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans and the Revolving Credit Facility with an advance from Lernout & Hauspie immediately following the acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION (Continued)

             The following are the supplemental consolidating statements of operations for the three month periods ended March 31, 1999 and 2000, the supplemental consolidating balance sheet information as of December 31, 1999 and March 31, 2000, and cash flow information for the three month periods ended March 31, 1999 and 2000.


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
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION (Continued)


                             Dictaphone Corporation
    Supplemental Condensed Consolidating Statement of Operations Information
                        Three Months Ended March 31, 2000


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Revenue from:
  Product sales and rentals                   $   42,051       $    6,138        $   (3,944)       $   44,245
  Contract manufacturing sales                     9,154              ---               ---             9,154
  Support services                                25,891            1,968               ---            27,859
                                              ----------       ----------        ----------        ----------
      Total revenues                              77,096            8,106            (3,944)           81,258
                                              ----------       ----------        ----------        ----------

Costs and expenses:
  Cost of sales, rentals and support services     51,889            6,083            (3,782)           54,190
  Selling and administrative                      26,487            1,870               ---            28,357
  Research and development                         1,777              ---               ---             1,777
  Interest expense - net and other                 9,945              339               ---            10,284
                                              ----------       ----------        ----------        ----------
      Total costs and expenses                    90,098            8,292            (3,782)           94,608
                                              ----------       ----------        ----------        ----------

Equity earnings (loss)                               404              ---              (404)              ---
                                              ----------       ----------        ----------        ----------

(Loss) income before income taxes                (12,598)            (186)             (566)          (13,350)

Income tax expense (benefit)                          21               50               (66)                5
                                              ----------       ----------        -----------       ----------

Net loss                                      $  (12,619)      $     (236)       $     (500)       $  (13,355)
                                              ==========       ==========        ==========-       ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             Dictaphone Corporation
         Supplemental Condensed Consolidating Balance Sheet Information
                                December 31, 1999



                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    4,595       $    1,595        $      ---        $    6,190
  Accounts receivable, less allowances            92,608           10,822            (2,596)          100,834
  Inventories                                     47,765            2,199              (205)           49,759
  Other current assets                             3,351            2,718                83             6,152
                                              ----------       ----------        ----------        ----------
    Total current assets                         148,319           17,334            (2,718)          162,935

Investments in subsidiaries                       30,883              ---           (30,883)              ---
Property, plant and equipment, net                34,444            3,045               ---            37,489
Deferred financing costs, net                      8,141              ---               ---             8,141
Intangibles, net                                 182,241           12,624               ---           194,865
Other assets                                      53,333            4,375               ---            57,708
                                              ----------       ----------        ----------        ----------
Total assets                                  $  457,361       $   37,378        $  (33,601)       $  461,138
                                              ==========       ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest payable
   and accrued liabilities                    $   43,915       $   11,329        $   (2,596)       $   52,648
  Advance billings                                46,571            2,529               ---            49,100
  Current portion of long-term debt                  628              162               ---               790
                                              ----------       ----------        ----------        ----------
    Total current liabilities                     91,114           14,020            (2,596)          102,538
Long-term debt                                   353,317           17,117           (16,991)          353,443
Accrued pension liability                          9,953              ---               ---             9,953
Other liabilities                                 12,270              536               ---            12,806
Stockholders' equity (deficit)                    (9,293)           5,705           (14,014)          (17,602)
                                              ----------       ----------        ----------        ----------
Total liabilities and stockholders' equity    $  457,361       $   37,378        $  (33,601)       $  461,138
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             Dictaphone Corporation
         Supplemental Condensed Consolidating Balance Sheet Information
                                 March 31, 2000


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    2,752       $    2,250        $      ---        $    5,002
  Accounts receivable, less allowances            94,404           10,839            (5,001)          100,242
  Inventories                                     38,074            1,763              (367)           39,470
  Other current assets                             3,479            2,693               149             6,321
                                              ----------       ----------        ----------        ----------
    Total current assets                         138,709           17,545            (5,219)          151,035

Investments in subsidiaries                       30,863              ---           (30,863)              ---
Property, plant and equipment, net                36,205            2,683               ---            38,888
Deferred financing costs, net                      7,538              ---               ---             7,538
Intangibles, net                                 180,117           12,372               ---           192,489
Other assets                                      53,872            4,707               ---            58,579
                                              ----------       ----------        ----------        ----------
Total assets                                  $  447,304       $   37,307        $  (36,082)       $  448,529
                                              ==========       ==========        ==========        ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable, interest payable
   and accrued liabilities                    $   28,938       $   11,974        $   (5,077)       $   35,835
  Advance billings                                53,889            2,736               ---            56,625
  Current portion of long-term debt                  628              160               ---               788
                                              ----------       ----------        ----------        ----------
    Total current liabilities                     83,455           14,870            (5,077)           93,248
Long-term debt                                   363,878           16,578           (16,491)          363,965
Accrued pension liability                          9,914              ---               ---             9,914
Other liabilities                                 11,969              493               ---            12,462
Stockholders' equity (deficit)                   (21,912)           5,366           (14,514)          (31,060)
                                              ----------       ----------        ----------        ----------
Total liabilities and stockholders' equity    $  447,304       $   37,307        $  (36,082)       $  448,529
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             Dictaphone Corporation
    Supplemental Condensed Consolidating Statement of Cash Flows Information
                        Three Months Ended March 31, 1999


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------

Operating activities:
  Net loss                                    $   (3,554)      $      (18)       $     (594)       $   (4,166)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                  5,693              447               ---             6,140
    Provision for deferred income taxes              ---               25               ---                25
    Change in assets and liabilities:
      Accounts receivable                         (9,125)          (1,731)           (1,167)          (12,023)
      Inventories                                  3,816              645               (18)            4,443
      Other current assets                         1,755               41                 7             1,803
      Accounts payable and accrued
       liabilities                               (14,942)              28             1,027           (13,887)
      Advance billings                             4,108              717               ---             4,825
      Other assets and other                      (3,878)              97               745            (3,036)
                                              ----------       ----------        ----------        ----------
Net cash (used in) provided by operating
 activities                                      (16,127)             251               ---           (15,876)
                                              ----------       ----------        ----------        ----------

Investing activities:
  Net investment in fixed assets                  (3,467)            (266)              ---            (3,733)
                                              ----------       ----------        ----------        ----------
Net cash used in investing activities             (3,467)            (266)              ---            (3,733)
                                              ----------       ----------        ----------        ----------

Financing activities:
  Sale of preferred stock                         20,000              ---               ---            20,000
  Borrowings from revolving credit facility       12,500              ---               ---            12,500
  Repayments under revolving credit facility     (19,500)             ---               ---           (19,500)
  Other                                             (347)              31               ---              (316)
                                              ----------       ----------        ----------        ----------
Net cash provided by financing activities         12,653               31               ---            12,684
                                              ----------       ----------        ----------        ----------

Effect of exchange rate changes on cash              ---              (42)              ---               (42)
                                              ----------       ----------        ----------         ---------

Decrease in cash                                  (6,941)             (26)              ---            (6,967)

Cash and cash equivalents,
 beginning of period                              10,114            1,613               ---            11,727
                                              ----------       ----------        ----------         ---------

Cash and cash equivalents,
 end of period                                $    3,173       $    1,587        $      ---        $    4,760
                                              ==========       ==========        ==========        ==========

6.     SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
       INFORMATION  (Continued)


                             Dictaphone Corporation
    Supplemental Condensed Consolidating Statement of Cash Flows Information
                        Three Months Ended March 31, 2000


                                              Dictaphone       Dictaphone       Consolidating
                                              Corporation       Non-U.S.         Adjustments      Consolidated
                                              -----------       --------         -----------      ------------
Operating activities:
  Net loss                                    $  (12,619)      $     (236)       $     (500)       $  (13,355)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                  6,829              386               ---             7,215
    Provision for deferred income taxes              ---             (314)              ---              (314)
    Non-cash provision for inventory
     obsolescence (Note 2)                         7,919            1,287               ---             9,206
    Change in assets and liabilities:
       Accounts receivable                        (1,796)             (34)            2,405               575
       Inventories                                 1,772             (864)              162             1,070
       Other current assets                         (128)             (12)              (66)             (206)
       Accounts payable and accrued
        liabilities                              (14,977)             750            (2,481)          (16,708)
       Advance billings                            7,318              206               ---             7,524
       Other assets and other                     (3,115)            (484)              480            (3,119)
                                              ----------       ----------        ----------        ----------
Net cash (used in) provided by operating
 activities                                       (8,797)             685               ---            (8,112)
                                              ----------       ----------        ----------        ----------

Investing activities:
  Net investment in fixed assets                  (3,359)              (1)              ---            (3,360)
                                              ----------       ----------        ----------        ----------
Net cash used in investing activities             (3,359)              (1)              ---            (3,360)
                                              ----------       ----------        ----------        ----------

Financing activities:
  Sale of Preferred Stock                            ---              ---               ---               ---
  Borrowing from revolving credit facility        13,000              ---               ---            13,000
  Repayment under revolving credit facility       (2,000)             ---               ---            (2,000)
  Repayment under term loan                         (439)             ---               ---              (439)
  Other                                             (248)             (30)              ---              (278)
                                              ----------       ----------        ----------        ----------
Net cash provided by (used in) financing
 activities                                       10,313              (30)              ---            10,283
                                              ----------       ----------        ----------        ----------

Effect of exchange rate changes on cash              ---                1               ---                 1
                                              ----------       ----------        ----------        ----------

(Decrease) increase in cash                       (1,843)             655               ---            (1,188)

Cash and cash equivalents,
 beginning of period                               4,595            1,595               ---             6,190
                                              ----------       ----------        ----------        ----------

Cash and cash equivalents,
 end of period                                $    2,752       $    2,250        $      ---        $    5,002
                                              ==========       ==========        ==========        ==========

7.     COMPREHENSIVE LOSS

             The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

             Total comprehensive loss for the three months ending March 31, 1999 and 2000 consists of the following:
                                                      Three Months Ended
                                                           March 31,
                                                     1999             2000
                                                     ----             ----
       Net loss                                  $  (4,166)         $(13,355)
       Foreign currency translation
        adjustments                                   (114)             (103)
                                                 ---------          --------
       Total comprehensive loss                  $  (4,280)         $(13,458)
                                                 =========          ========

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

                             Dictaphone Corporation
                             Segment Profit and Loss

                                                                     System
                                                                   Products &        Contract
                                                                    Services       Manufacturing         Total
                                                                    --------       -------------         -----
         Revenue from external customers
           Three months ended March 31,             2000          $   72,104        $    9,154       $   81,258
           Three months ended March 31,             1999              72,263            10,348           82,611
         Intersegment revenues
           Three months ended March 31,             2000                 ---             7,678            7,678
           Three months ended March 31,             1999                 ---            10,527           10,527
         Segment profit (loss)
           Three months ended March 31,             2000             (13,481)              126          (13,355)
           Three months ended March 31,             1999              (5,095)            1,154           (3,941)
         Segment assets
           As of March 31,                          2000             400,646            47,883          448,529
           As of December 31,                       1999          $  416,523        $   44,615       $  461,138

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

                                                                         Three Months Ended
                                                                             March 31,
                                                                       ----------------------
                                                                        1999            2000
                                                                        ----            ----
                                                                            (in millions)
                                                                             (unaudited)

       Total revenue                                                 $   82.6         $    81.3

       Cost of sales, rentals and support services                       43.5              54.2
       Selling and administrative expense (1)                            30.2              28.4
       Research and development                                           2.4               1.8
                                                                     --------         ---------
           Operating profit (loss)                                        6.5              (3.1)
                                                                     --------         ---------

       Net interest expense and other                                    10.5              10.3
       Income tax expense                                                 0.2              ---
                                                                     --------         ---------

       Net loss                                                      $   (4.2)        $   (13.4)
                                                                     ========         =========

       Adjusted EBITDA (2)                                           $   12.0         $    12.7
                                                                     ========         =========

---------------------

             (1)  Includes amortization of intangibles.

             (2) Adjusted EBITDA is defined as income before effect of changes in accounting plus interest, income taxes, depreciation, amortization and other significant non-cash, non-recurring charges which for the three month periods ended March 31, 1999 and 2000 totalled $0.2 million and $8.9 million, respectively. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity, and is not necessarily comparable to similarly titled measures of other companies.


                                                                         Three Months Ended
                                                                             March 31,
                                                                       ----------------------
                                                                       1999             2000
                                                                       ----             ----
                                                                            (in millions)
                                                                             (unaudited)
       Revenue from:
           Sales:
           Integrated Voice Systems                                $      7.2         $      5.1
           Integrated Health Systems                                     12.7               14.3
                                                                   ----------         ----------
                Total U.S. Voice Systems                                 19.9               19.4
                                                                   ----------         ----------
           Communication Recording Systems                               14.3               11.6
           Customer Service Parts                                         3.9                3.2
           International and Dealer Operations                            9.8                9.7
           Rentals                                                        0.3                0.3
                                                                   ----------         ----------
                Product Sales and Rentals                                48.2               44.2
                                                                   ==========         ==========
           Support Service:
           Customer Service                                              20.8               24.1
           Application & Training Specialists                             1.1                1.8
           International and Dealer Operations                            2.1                2.0
                                                                   ----------         ----------
                Total support service                                    24.0               27.9
                                                                   ----------         ----------
           Total System Products and Services                            72.2               72.1
           Contract Manufacturing                                        10.4                9.2
                                                                   ----------         ----------
       Total Revenue                                               $     82.6         $     81.3
                                                                   ==========         ==========


Results of Operations - First Quarter 2000 vs. First Quarter 1999

        Total revenue declined 1.6% to $81.3 million in the first quarter of 2000 from $82.6 million for the first quarter of 1999. This decline in revenue is attributable to lower product sales revenue from Integrated Voice Systems ("I.V.S.") and Communications Recording Systems ("C.R.S."), lower revenue from International and Dealer Operations, offset in part by increased product sales revenue from Integrated Health Systems ("I.H.S.") and higher revenue from Customer Service and Applications and Training Specialists ("A.T.S."). Contract Manufacturing revenue declined 11.5% to $9.2 million from $10.4 million in the first quarter of 1999.

       I.V.S. revenue declined 29.2% to $5.1 million due to lower desktop and portable, Enterprise Express(TM)and digital system revenue. I.V.S. orders in the first quarter of 2000 declined 37.4% to $5.2 million from $8.4 million in the first quarter of 1999. I.H.S. revenue increased 12.6% to $14.3 million from $12.7 million due to the continued growth of Enterprise Express(TM)sales. I.H.S. orders in the first quarter of 2000 declined 10.2% to $12.4 million from $13.8 million in the first quarter of 1999. I.H.S. order backlog declined by $2.1 million to $9.9 million during the first quarter of 2000. C.R.S. revenue declined 18.9% to $11.6 million due to lower Prolog(TM)/Guardian(TM)revenue partially offset by daVinci(TM)and Freedom(TM)revenue. C.R.S. orders in the first quarter of 2000 declined 22.2% to $10.2 million from $13.1 million in the first quarter of 1999. C.R.S. order backlog declined by $1.4 million to $8.4 million during the first quarter of 2000. Customer Service revenue (including sale of parts) increased 10.2% to $27.3 million due to higher proprietary product service contract, hourly and installation revenue. A.T.S. revenue increased 63.3% to $1.8 million due to increased training provided in support of system products. Sales and support service revenue from International and Dealer Operations declined slightly as lower Canadian system and C.R.S. revenue was partially offset by increased C.R.S. revenue in Europe. International and Dealer Operations orders in the first quarter of 2000 increased 12.8% to $11.2 million from $9.9 million in the first quarter of 1999.

       Cost of sales, rentals and support services increased 24.7% to $54.2 million (66.7% of revenue) in the first quarter of 2000 from $43.5 million (52.6% of revenue) in the first quarter of 1999. The increase in cost of sales, rentals and support services is due primarily to a non-cash charge of $9.2 million associated with the provision for excess field service parts and inventory related to products recently replaced by newly introduced products. With the production of Freedom(TM) in the first quarter of 2000, the Company provided for excess inventory associated with those products that the Freedom(TM) product would replace, recording this charge as an inventory provision.

       Selling and administrative expenses (including amortization of intangibles) declined 6.1% to $28.4 million (34.9% of revenue) in the first quarter of 2000 from $30.2 million (36.6% or revenue) in the first quarter of 1999. This decrease is attributable to lower amortization expense and lower I.V.S. selling expenses and lower operating expenses for International and Dealer Operations.

       Research and development expenses of $1.8 million (4.0% of product sales and rental revenue) declined 27.1% from $2.4 million (5.1% of product sales and rental revenue), reflecting reduced staffing and compensation consistent with major project development efforts.

       The Company recorded an operating loss of $3.1 million (3.8% of revenue) during the first quarter of 2000 compared to an operating profit of $6.5 million (7.9% of revenue) during the first quarter of 1999. This decline in operating profit is attributable to the impact of lower revenue and higher costs associated with the charge for inventory obsolescence.

       The Company has recorded a gross deferred tax asset of $109.8 million reflecting the benefit of net operating loss carryforwards and various book tax temporary differences. The net operating loss carryforward for federal income tax purposes as of March 31, 2000 is $154.0 million, of which $13.7 million of the net operating loss carryforward will expire in the year 2010, $33.2 million will expire in the year 2011, $40.0 million will expire in the year 2012, $35.6 million will expire in the year 2018, $24.2 million will expire in the year 2019 and $7.3 million will expire in 2020. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. In 1997, the Company established a valuation allowance of $24.1 million against the deferred tax asset. During 1998 and 1999, the Company increased its valuation allowance by $20.8 million and $3.9 million, respectively. During the first three months of 2000, the Company increased its valuation allowance by $5.1 million resulting in a deferred tax asset of $55.9 million. Including a deferred tax liability of $15.7 million, the net deferred tax asset at March 31, 2000 totalled $40.2 million. Management believes, based upon the Company's history of prior operating results, its current circumstances, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully utilize the deferred tax asset of $40.2 million recorded at March 31, 2000, prior to expiration. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the net operating loss carryforward period are reduced.

Liquidity and Capital Resources

       The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. At March 31, 2000, the Company had outstanding Term Loans of $130.5 million, a $34.0 million loan outstanding under the $40.0 million Revolving Credit Facility and the Notes. Availability under the Revolving Credit Facility at March 31, 2000 was $6.0 million ($3.6 million after deducting outstanding Letters of Credit). The Company repaid the Term Loans and the Revolving Credit Facility with a loan from Lernout & Hauspie following the acquisition of the Company by Lernout & Hauspie on May 5, 2000 (the "L&H Loan"). The proceeds of the L&H Loan, which is in the amount of $223 million, were used to satisfy the Term Loans and the Revolving Credit Facility as well as certain other obligations of the Company. The terms of the L&H Loan are still being determined by the Company and L&H, but will be no less favorable than could be obtained from an independent third party. In connection with the acquisition by Lernout & Hauspie, the Company established a $20 million line of credit (the "Line of Credit") with Deutsche Bank.

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

       The Credit Agreement contained covenants that significantly limited or prohibited, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations and required that the Company maintain certain financial ratios.

       The Company had $200.0 million of Notes outstanding as of March 31, 2000. The Notes are subordinated to the Credit Agreement financings and other senior indebtedness, as defined in the Note Indenture. The Notes contain covenants similar to the Credit Agreement and provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). Bank facilities which provided for the acquisition of Dictaphone Corporation by Lernout & Hauspie will be used to fund the repurchase of the Notes. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. At March 31, 2000, the fair value of the Notes was favorable $2 million based on dealer quotes.

       Capital expenditures for the first three months of 2000 totalled $3.4 million. The Company does not expect that the limitation on capital expenditures contained in the Credit Agreement will limit, in any material respects, the Company's ability to fund capital expenditures.

       The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997, 1998 and 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability. Notwithstanding the introduction of its new products, the 1999 sale of 12% Convertible Pay-in-Kind Preferred Stock to Stonington and its availability under the Line of Credit, the Company will continue to focus on cash flows from operating activities. The Company has implemented new measures to improve working capital in order to provide this improved cash flow, but there can be no assurance, however, that the Company will be successful in such efforts.

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

Interest Rates

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure on the $200.0 million of 11.75% fixed interest rate Notes; however, the Company does have cash flow exposure on the Term Loans and loans outstanding under the Revolving Credit Facility associated with variable interest rates, as adjusted by the impact of the interest rate cap agreements. Accordingly, a percentage point change in variable interest rates would result in annual interest expense fluctuation of approximately $0.9 million.

Foreign Exchange Risk

         The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar, the British pound, the German mark and the Japanese yen. The Company does not believe that reasonably possible near term change in those currencies will results in a material effect on future earnings, financial position or cash flows of the Company.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

       See Note 5 to the Company's Condensed Consolidated Statements of Operations (Unaudited) which is incorporated herein by reference.

ITEM 5.      OTHER INFORMATION

       On March 7, 2000, the Company, Lernout & Hauspie, a Belgium corporation, and Dark Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Lernout & Hauspie (the "Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger of the Company with and into the Merger Sub with the Merger Sub as the surviving corporation. In connection with the Merger, the Merger Sub changed its name to Dictaphone Corporation.

       On May 5, 2000, the Merger was consummated and each share of common stock, par value $.01 per share, of the Company issued and outstanding was converted into the right to receive approximately 0.6 shares of common stock of Lernout & Hauspie for an aggregate of up to 9,384,198 shares of common stock of Lernout & Hauspie, taking into account the 2-for-1 stock split effected as of May 12, 2000.

       For further financial information regarding the Company's debt structure following the Merger, see "Liquidity and Capital Resources" at Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

       In addition, in connection with the acquisition, it is anticipated that Deloitte & Touche LLP, the Company's certifying accountant will be replaced by Klynveld Peat Marwick Goerdeler Bedrijfsrevisoren.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

                 2.12    --     Agreement and Plan of Merger by and among
                                Lernout & Hauspie Speech Products, N.V., Dark
                                Acquisition Corp. and Dictaphone Corporation, dated March 7, 2000 (filed as Exhibit 2.12 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000, filed on May 15, 2000).

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

      (b)     Reports on Form 8-K
                    On March 10, 2000 the Company filed a Current Report on Form
              8-K, reporting under Item 5 thereof, in respect of its announcement that it had agreed to be acquired by Lernout & Hauspie Speech Product, N.V.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 15, 2000                          Dictaphone Corporation
                                     -------------------------------------------
                                                   (Registrant)




                             By:              /s/  John H. Duerden
                                     ------------------------------------------

                             Name:               John H. Duerden
                             Title:     Chairman, Chief Executive Officer
                                                  and President
                                              (Principal Executive Officer)




                             By:           /s/  Joseph D. Skrzypczak
                                     -------------------------------------------
                             Name:             Joseph D. Skrzypczak
                             Title:        Chief Operating Officer and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



  Exhibits                                      Description
  --------                                      -----------

     2.12   --   Agreement and Plan of Merger by and among Lernout &
                 Hauspie Speech Products, N.V., Dark Acquisition Corp. and
                 Dictaphone Corporation, dated March 7, 2000 (filed as Exhibit
                 2.12 to the Company's Form 10-Q for the fiscal quarter ended
                 March 31, 2000, filed on May 15, 2000).

       27    --  Financial Data Schedule.