Form 10-Q
period 2000-06-30
DICTAPHONE CORP /DE
filed 2000-08-21
CIK 946734

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                    or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to            .


                      Commission File Number:  33-93464

                             DICTAPHONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                             04-3506655
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

           _________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES X         NO _____
          ---

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 2000: 100

The Common Stock of the registrant is not publicly traded.

Explanatory Note:
-----------------

     On May 5, 2000, Lernout & Hauspie Speech Products N.V. acquired all of the outstanding capital stock of the Company through a merger of the Company into a wholly-owned subsidiary of Lernout & Hauspie. The Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q are divided into Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, for the two months ended and as of June 30, 2000 and Dictaphone Corporation, the Predecessor Company, for the one and four months ended April 30, 2000 and the three and six months ended June 30, 1999 and as of December 31, 1999. The Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, include the results of operations of Dictaphone Corporation from May 1, 2000. The results of operation for the period for May 1, 2000 through May 4, 2000 are immaterial.

     In connection with the Acquisition, Lernout & Hauspie Speech Products N.V. announced its intent to dispose of Dictaphone's contract manufacturing business in Florida. Dictaphone is currently in discussions regarding the sale of that business and expects to complete the sale by the end of 2000. The expected net proceeds of the sale and cash flows of this business until it is sold, less an allocation of interest expense for the holding period, were allocated to net assets held for sale in the allocation of the Dictaphone purchase price. Any difference between the actual and expected amounts will result in an adjustment to goodwill. The business held for sale had net income of $0.2 million from the date of the Acquisition to June 30, 2000.

                             DICTAPHONE CORPORATION
                             ----------------------

                                     INDEX
                                     -----

                                                                                      Page No.
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.       Condensed Consolidated Financial Statements                                   3

              Dictaphone Corporation (Successor Company)
              ------------------------------------------

                    Condensed Consolidated Statement of Operations for the
                    Two Months Ended June 30, 2000 (Unaudited)                              3

                    Condensed Consolidated Balance Sheet as of June 30, 2000
                    (Unaudited)                                                             4

                    Condensed Consolidated Statement of Cash Flow for the Two
                    Months Ended June 30, 2000 (Unaudited)                                  5

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements                                                              6

              Dictaphone Corporation (Predecessor Company)
              --------------------------------------------

                    Condensed Consolidated Statements of Operations for the One
                    Month and Four Months Ended April 30, 2000 and the Three
                    and Six Months Ended June 30, 1999 (Unaudited)                         17

                    Condensed Consolidated Balance Sheet as of December 31,
                    1999                                                                   18

                    Condensed Consolidated Statements of Cash Flow for the
                    Four Months Ended April 30, 2000 and the Six Months Ended
                    June 30, 1999 (Unaudited)                                              19

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements                                                             20

ITEM 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         33


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                                 38

ITEM 6.  Exhibits and Reports on Form 8-K                                                  38

                        PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------


                                         DICTAPHONE CORPORATION (Successor Company)

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                     (Dollars in thousands)


                                                                                          Two Months
                                                                                             Ended
                                                                                         June 30, 2000
                                                                                         -------------
       Revenues:
          Product sales and rentals                                                        $   17,421
          Contract manufacturing sales                                                            ---
          Support services                                                                     12,186
                                                                                           ----------
            Total revenue                                                                      29,607
                                                                                           ----------

       Costs and expenses:

          Cost of sales, rentals and support services                                          17,414

          Selling and administrative                                                           17,685

          Amortization of intangibles                                                          16,373

          Research and development                                                              2,159
                                                                                           ----------

       Operating loss                                                                         (24,024)

       Interest expense                                                                         6,573

       Other expense (income) - net                                                               849
                                                                                           ----------

       Loss before income taxes                                                               (31,446)

       Income tax benefit                                                                         227
                                                                                           ----------

          Net loss                                                                            (31,219)
                                                                                           ----------

          Net loss applicable to Common Stock                                              $  (31,219)
                                                                                           ==========


     See accompanying notes to condensed consolidated financial statements.

                                    DICTAPHONE CORPORATION (Successor Company)

                                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                              (Dollars in thousands)


                                                                                          June 30, 2000
                                                                                          -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    2,747
  Accounts receivable, less allowance of $2,148                                                  80,316
  Receivable due from affiliate                                                                   4,533
  Inventories                                                                                    18,533
  Assets to be disposed of                                                                       31,028
  Other current assets                                                                            3,871
                                                                                             ----------
    Total current assets                                                                        141,028
Property, plant and equipment, net                                                               33,485
Deferred financing costs, net of accumulated amortization of $17,077                              5,297
Intangibles, net of accumulated amortization of $16,373                                         834,314
Other assets                                                                                      4,053
                                                                                             ----------
    Total assets                                                                             $1,018,177
                                                                                             ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                           $    6,314
  Interest payable                                                                               12,149
  Accrued liabilities                                                                            24,892
  Advance billings                                                                               61,175
  Current portion of long-term debt                                                                 198
                                                                                             ----------
    Total current liabilities                                                                   104,728

Long-term debt                                                                                  389,500
Accrued pension liability                                                                         5,323
Other liabilities                                                                                10,460
                                                                                             ----------
    Total liabilities                                                                           510,011
                                                                                             ----------
Contingencies (Note 7)
Stockholder's equity:
  Common stock ($.01 par value; 100 shares outstanding)                                               1
  Additional paid-in capital                                                                    539,444
  Accumulated deficit                                                                           (31,219)
  Accumulated other comprehensive loss                                                              (60)
                                                                                             ----------
    Total stockholder's equity                                                                  508,166
                                                                                             ----------
    Total liabilities and stockholders' equity                                               $1,018,177
                                                                                             ==========



     See accompanying notes to condensed consolidated financial statements.

                                        DICTAPHONE CORPORATION (Successor Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                                             (Dollars in thousands)


                                                                                             Two Months
                                                                                               Ended
                                                                                           June 30, 2000
                                                                                           -------------
   Operating activities:
     Net loss                                                                                $  (31,219)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                             17,960
       Provision for deferred income taxes                                                         (240)
       Changes in assets and liabilities:
         Accounts receivable                                                                    (12,916)
         Inventories                                                                             (5,149)
         Other current assets                                                                        72
         Accounts payable and accrued liabilities                                                 1,431
         Advance billings                                                                        13,222
         Other liabilities                                                                          691
                                                                                             ----------
           Net cash used in operating activities                                                (16,148)
                                                                                             ----------

   Investing activities:
     Net investment in fixed assets                                                                (842)
     Licenses and software development costs capitalized                                         (2,000)
                                                                                             ----------
       Net cash used in investing activities                                                     (2,842)
                                                                                             ----------

   Financing activities:
     Borrowings under revolving credit facility                                                  16,500
     Other                                                                                         (398)
                                                                                             ----------
       Net cash provided by financing activities                                                 16,102
                                                                                             ----------

   Effect of exchange rate changes on cash                                                          (25)
                                                                                             ----------

   Decrease in cash                                                                              (2,913)
                                                                                             ----------

   Cash and cash equivalents, beginning of period                                                 5,660
                                                                                             ----------
   Cash and cash equivalents, end of period                                                  $    2,747
                                                                                             ==========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                                             $      242
                                                                                             ==========
   Income taxes paid                                                                         $      167
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

                  DICTAPHONE CORPORATION (Successor Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (Dollars in thousands, or as otherwise indicated)


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie"). On May 5, 2000, Lernout & Hauspie acquired all of the outstanding stock of the Company (the "Acquisition") for approximately 9.4 million shares of Lernout & Hauspie Common Stock, taking into account the two-for-one stock split effective as of May 12, 2000, through the merger of the Company with a wholly-owned subsidiary of Lernout & Hauspie. In connection with the Acquisition, a portion of the Company's approximately $430 million of debt and other obligations were paid off or refinanced by an advance made to the Company by Lernout & Hauspie.

       The capital structure and accounting basis of the assets and liabilities of the Company as of June 30, 2000 and thereafter differ from those of the Company prior to its acquisition (the "Predecessor Company") as a result of the application of purchase accounting. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. The total purchase price has been allocated to tangible and intangible assets and liabilities of the Company based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying condensed consolidated balance sheet will be adjusted upon final determination of the purchase price adjustments and upon the final results of gathering certain necessary information. The final asset and liability values may differ from those set forth in such balance sheet, however, the changes are not expected to have a material effect on the results of operations or financial position of the Company.

       The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited as of and for the two month period ended June 30, 2000, but in the opinion of management contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the period presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the two months ended June 30, 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

       The accounting policies of the Successor Company are consistent with those discussed in the Company's Annual Report on Form 10-K except for revenue recognition which is disclosed below.

       Revenue. For voice processing systems and communications recording
       -------
   equipment that have installation requirements, the Company recognizes revenue upon installation, which is when contractual obligations have been satisfied. Revenue for all other products is recognized upon shipment. The new policy is a result of the adoption of the business practices and revenue recognition assumptions and estimates used by Lernout & Hauspie.

       Intangibles. Assembled workforce and capitalized technology are amortized
       -----------
    on a straight line basis over five years. Customer lists are amortized on a straight line basis over eight years. All other intangibles are being amortized on a straight line basis over 10 years. The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining useful life through future operating cash flows on an undiscounted basis.

2. INVENTORIES

       Inventories consist of the following:
                                                        June 30, 2000
                                                        -------------

       Raw materials and work in process                     $  3,701
       Supplies and service parts                               4,834
       Finished products                                        9,998
                                                             --------
       Total inventories                                     $ 18,533
                                                             ========

3. INTANGIBLES

       The following summarizes intangible assets, net of accumulated amortization of $16,373, at June 30, 2000. Amortization expense for the two months ended June 30, 2000 was $16,373.


                                                        June 30, 2000
                                                        -------------

       Goodwill                                             $ 580,934
       Tradenames                                              29,008
       Customer lists                                         129,348
       Assembled workforce                                     20,784
       Capitalized technology                                  74,240
                                                            ---------
                                                            $ 834,314
                                                            =========

4. LONG-TERM DEBT

       Long-term debt consists of the following:


                                                        June 30, 2000
                                                        -------------

       Revolving line of credit                             $  16,500
       Due to parent                                          173,000
       Senior subordinated notes                              200,000
                                                            ---------
                                                            $ 389,500
                                                            =========

       The due to parent is for a term of two years as from May 5, 2000 at a fixed interest rate of 8% per annum, payable on the end of each term of six months and for the first time on November 5, 2000. The Senior Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The aggregate principal amount of the revolving line of credit is $20 million. Loans under the revolving line of credit bear interest at a per annum interest rate equal to Deutsche Bank's floating base rate.

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the year ending December 31, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its financial position, results of operations or liquidity.

       On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 provides quidance for issues that have arisen in applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The Company has not yet determined the effect that the provision of FIN 44 will have on its financial position, results of operations or liquidity.

6. PROFORMA COMBINED STATEMENTS OF OPERATIONS DATA

       The following summary proforma financial information reflects the Acquisition of Dictaphone as if it occurred on January 1, 1999 for purposes of the statement of operations. The summary proforma information is not necessarily representative of what the Company's results of operations would have been had this Acquisition in fact occurred on January 1, 1999 and is not intended to project the Company's results of operations for any future period or date.

       Proforma financial information in thousands:



                                              Six Months Ended
                                                June 30, 2000
                             ---------------------------------------------------------------
                             Predecessor       Dictaphone
                               Company        Corporation
                             Four Months      Two Months                          Dictaphone
                                 Ended          Ended          Proforma          Corporation
                             April 30, 2000   June 30, 2000   Adjustments          Proforma
                             --------------   -------------   -----------          --------
Revenue                      $       98,571   $      29,607   $   (12,502)(a)      $ 115,676

Cost & Expenses:

Cost of sales                        68,117          17,414       (10,849)(a)         74,682

Selling & admini-
 strative                            39,672          17,685        (4,124)(a)(b)      53,233

Amortization of
 intangibles                          2,945          16,373        29,494 (a)(b)      48,812


Research &
 development                          2,492           2,159           ---              4,651
                             --------------   -------------   -----------          ---------

Operating (loss) profit             (14,655)        (24,024)      (27,023)           (65,702)

Interest expense                     14,025           6,573        (6,501)(a)(c)(d)   14,097

Other expense                            62             849           ---                911
                             --------------   -------------   -----------          ---------

Loss before income
 taxes                              (28,742)        (31,446)      (20,522)           (80,710)

Income tax (benefit)
 expense                               (521)           (227)       (8,209)(e)         (8,957)
                             --------------   -------------   -----------          ---------

Net loss                     $      (28,221)  $     (31,219)  $   (12,313)         $ (71,753)
                             ==============   =============    ==========          =========




                                                     Six Months Ended
                                                      June 30, 1999
                                   -------------------------------------------------
                                                                          Dictaphone
                                   Predecessor     Proforma              Corporation
                                      Company      Adjustments             Proforma
                                      -------      -----------             --------
Revenue                               $ 168,271    $   (23,248)(a)         $ 145,023

Cost & Expenses:

Cost of sales                            89,752        (19,827)(a)            69,925

Selling & admini-
 strative                                51,365         (2,933)(a)(b)         48,432

Amortization of
 intangibles                              6,477         42,182 (a)(b)         48,659


Research &
 development                              4,880            ---                 4,880
                                      ---------    -----------             ---------

Operating (loss) profit                  15,797        (42,670)              (26,873)

Interest expense                         20,063         (8,580)(a)(c)(d)      11,483

Other expense                               377            ---                   377
                                      ---------    -----------             ---------

Loss before income
 taxes                                   (4,643)       (34,090)              (38,773)

Income tax (benefit)
 expense                                    921        (13,636)(e)           (12,715)
                                      ---------    -----------             ---------

Net loss                              $  (5,564)   $   (20,454)            $ (26,018)
                                      =========    ===========             =========

Notes to Proforma Combined Statements of Operations Data
--------------------------------------------------------

                                                                                         2000                 1999
                                                                                       Proforma             Proforma
                                                                                      Adjustments          Adjustments
                                                                                      -----------          -----------
a)   To reflect the planned disposal of the Company's Manufacturing Business

        Revenue                                                                       $   (12,502)         $   (23,248)
        Cost of sales                                                                     (10,849)             (19,827)
        Selling & administrative                                                             (221)                (516)
        Amortization of intangibles                                                          (768)              (1,157)
        Interest expense                                                                   (1,295)              (1,878)

b) To reflect the elimination of the historical amortization of goodwill, other intangibles and capitalized software costs and record the amortization of goodwill, capitalized technology and other intangibles in connection with the Acquisition of the Company by Lernout & Hauspie.

        Total historical goodwill and intangible amortization                              (2,945)              (6,477)
          Less portion related to the Company's Manufacturing Business                        768                1,157
                                                                                      -----------          -----------
        Net historical intangible amortization                                             (2,177)              (5,320)
        Historical capitalized technology amortization                                     (3,903)              (2,417)
        Acquisition related amortization of goodwill, intangibles &
         capitalized technology                                                            32,439               48,659

c) To reflect the reduction in interest expense related to the Company's long term debt repaid on the date of the Acquisition.

        Historical interest expense relating to repaid debt                                (5,315)              (7,020)
          Less portion related to the Company's Manufacturing Business                        491                  657
                                                                                      -----------          -----------
        Net historical interest expense relating to repaid debt                            (4,824)              (6,363)


d)   To reflect the reduction in the Company's historical amortization of deferred financing fees associated with long term debt repaid on the date of the
     Acquisition.                                                                            (382)                (339)

e)   To reflect the income tax effect of the proforma adjustments at an effective
     tax rate of 40%.                                                                 $    (8,209)         $   (13,636)

7. CONTINGENCIES

   Contingencies

       On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes"), the Company's former parent corporation, filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions are continuing. A trial date in 2000 is likely.

       Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

       The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are in the preliminary stage, and it is currently impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately $11 thousand for its share of the costs of the first phase of the clean up of the site, and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone Acquisition Corporation and Pitney Bowes subject to certain limitations.

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

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION

       The following consolidating financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd./Ltee., Dictaphone Company Ltd., Dictaphone Deutschland GmbH and Dictaphone International A.G. (collectively, "Dictaphone Non-U.S.").

       Dictaphone Corporation has fully and unconditionally guaranteed the repayment of $200.0 million of 11 3/4% Senior Subordinated Notes due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. As of April 30, 2000, the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans and the Revolving Credit Facility immediately following the Acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

       The following are the supplemental consolidating statement of operations for the two month period ended June 30, 2000, the supplemental consolidating balance sheet information as of June 30, 2000, and cash flow information for the two month period ended June 30, 2000.


                   Dictaphone Corporation (Successor Company)
    Supplemental Condensed Consolidating Statement of Operations Information
                         Two Months Ended June 30, 2000

                                                    Dictaphone   Dictaphone   Consolidating
                                                   Corporation    Non-U.S.     Adjustments    Consolidated
                                                   ------------  -----------  --------------  -------------
   Revenue from:
    Product sales and rentals                         $ 18,340      $ 2,437         $(3,356)      $ 17,421
    Contract manufacturing sales                           ---          ---             ---            ---
    Support services                                    11,019        1,167             ---         12,186
                                                      --------      -------         -------       --------
       Total revenues                                   29,359        3,604          (3,356)        29,607
                                                      --------      -------         -------       --------

   Costs and expenses:
    Cost of sales, rentals and support services         17,672        3,098          (3,356)        17,414
    Selling and administrative, including
     amortization of intangibles                        32,471        1,587             ---         34,058
    Research and development                             2,159          ---             ---          2,159
    Interest expense (net) and other expense             6,159        1,263             ---          7,422
                                                      --------      -------         -------       --------
       Total costs and expenses                         58,461        5,948          (3,356)        61,053
                                                      --------      -------         -------       --------

   Loss before income taxes                            (29,102)      (2,344)            ---        (31,446)

   Income tax (expense) benefit                            (13)         240             ---            227
                                                      --------      -------         -------       --------

   Net loss                                           $(29,115)     $(2,104)        $   ---       $(31,219)
                                                      ========      =======         =======       ========

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                   Dictaphone Corporation (Successor Company)
         Supplemental Condensed Consolidating Balance Sheet Information
                                 June 30, 2000

                                                    Dictaphone   Dictaphone   Consolidating
                                                    Corporation   Non-U.S.     Adjustments    Consolidated
                                                    -----------  -----------  --------------  ------------
   ASSETS
   Current assets:
    Cash and cash equivalents                        $    2,184     $   563        $    ---     $    2,747
    Accounts receivable, less allowances                 79,226       7,092          (6,002)        80,316
    Receivable due from affiliate                         4,533         ---             ---          4,533
    Inventories                                          13,673       4,860             ---         18,533
    Assets to be disposed of                             31,028         ---             ---         31,028
    Other current assets                                  2,829       1,042             ---          3,871
                                                     ----------     -------        --------     ----------
      Total current assets                              133,473      13,557          (6,002)       141,028

   Investments in subsidiaries                           16,751         ---         (16,751)           ---
   Property, plant and equipment, net                    30,989       2,496             ---         33,485
   Deferred financing costs, net                          5,297         ---             ---          5,297
   Intangibles, net                                     822,572      11,742             ---        834,314
   Other assets                                           2,042       2,011             ---          4,053
                                                     ----------     -------        --------     ----------
      Total assets                                   $1,011,124     $29,806        $(22,753)    $1,018,177
                                                     ==========     =======        ========     ==========

   LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                         $   36,917     $12,700        $ (6,262)    $   43,355
    Advance billings                                     58,594       2,581             ---         61,175
    Current portion of long-term debt                       ---         198             ---            198
                                                     ----------     -------        --------     ----------
      Total current liabilities                          95,511      15,479          (6,262)       104,728
   Long-term debt                                       389,500      16,491         (16,491)       389,500
   Accrued pension liability                              5,323         ---             ---          5,323
   Other liabilities                                     10,460         ---             ---         10,460
   Stockholders' equity (deficit)                       510,330      (2,164)            ---        508,166
                                                     ----------     -------        --------     ----------
      Total liabilities and stockholders' equity     $1,011,124     $29,806        $(22,753)    $1,018,177
                                                     ==========     =======        ========     ==========

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)


                  Dictaphone Corporation (Successor Company)
   Supplemental Condensed Consolidating Statement of Cash Flows Information
                        Two Months Ended June 30, 2000

                                                   Dictaphone   Dictaphone   Consolidating
                                                  Corporation    Non-U.S.     Adjustments    Consolidated
                                                  ------------  -----------  --------------  -------------
   Operating activities:
    Net loss                                         $(29,115)     $(2,104)  $         ---       $(31,219)
    Adjustment to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                    17,461          499             ---         17,960
      Provision for deferred income taxes                 ---         (240)            ---           (240)
      Change in assets and liabilities:
       Accounts receivable                            (15,872)       2,574             382        (12,916)
       Inventories                                     (1,371)      (3,778)            ---         (5,149)
       Other current assets                                51           21             ---             72
       Accounts payable and accrued
       liabilities                                       (340)       2,337            (566)         1,431
       Advance billings                                13,022          200             ---         13,222
       Other assets and other                              29          478             184            691
                                                     --------      -------   -------------       --------
   Net cash used in operating activities              (16,135)         (13)            ---        (16,148)
                                                     --------      -------   -------------       --------

   Investing activities:
    Net investment in fixed assets                       (611)        (231)            ---           (842)
    Licenses and software development
     costs capitalized                                 (2,000)         ---             ---         (2,000)
                                                     --------      -------   -------------       --------
   Net cash used in investing activities               (2,611)        (231)            ---         (2,842)
                                                     --------      -------   -------------       --------

   Financing activities:
    Borrowings from revolving credit facility          16,500          ---             ---         16,500
    Other                                                (281)        (117)            ---           (398)
                                                     --------      -------   -------------       --------
   Net cash provided by (used in) financing
    activities                                         16,219         (117)            ---         16,102
                                                     --------      -------   -------------       --------

   Effect of exchange rate changes on cash                ---          (25)            ---            (25)
                                                     --------      -------   -------------       --------

   Decrease in cash                                    (2,527)        (386)            ---         (2,913)

   Cash and cash equivalents,
    beginning of period                                 4,711          949             ---          5,660
                                                     --------      -------   -------------       --------

   Cash and cash equivalents,
    end of period                                    $  2,184      $   563   $         ---       $  2,747
                                                     ========      =======   =============       ========

9. COMPREHENSIVE LOSS

       Total comprehensive loss for the two months ended June 30, 2000 consists of the following:

                                            Two Months Ended
                                              June 30, 2000
                                              -------------

   Net loss                                     $(31,219)

   Foreign currency translation
    adjustments                                      (60)
                                                --------
   Total comprehensive loss                     $(31,279)
                                                ========

10.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

          As a result of the Company's announcement of its intention to dispose of its manufacturing business, Dictaphone has one reportable segment:
     System Products and Services. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets.

                   Dictaphone Corporation (Successor Company)
                       Segment Profit and Loss and Assets

                                                            System
                                                          Products &
                                                           Services
                                                           --------
     Revenue from external customers
      Two months ended June 30, 2000                     $   29,607

     Intersegment revenues
      Two months ended June 30, 2000                            ---

     Segment loss before income taxes
      Two months ended June 30, 2000                        (31,446)

     Total assets as of June 30, 2000                     1,018,177
     Manufacturing business assets to be disposed of        (31,028)
                                                         ----------
     Segment assets                                      $  987,149

                  DICTAPHONE CORPORATION (Predecessor Company)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                      One Month       Four Months     Three Months     Six Months
                                                        Ended            Ended           Ended           Ended
                                                   April 30, 2000   April 30, 2000   June 30, 1999   June 30, 1999
                                                   ---------------  ---------------  --------------  --------------
  Revenues:
    Product sales and rentals                            $  6,527         $ 50,772         $48,539        $ 96,767
    Contract manufacturing sales                            3,348           12,502          12,900          23,248
    Support services                                        7,438           35,297          24,221          48,256
                                                         --------         --------         -------        --------
      Total revenues                                       17,313           98,571          85,660         168,271
                                                         --------         --------         -------        --------

  Costs and expenses:

    Cost of sales, rentals and support services            13,927           68,117          46,302          89,752

    Selling and administrative                             13,524           39,672          24,410          51,365

    Amortization of intangibles                               736            2,945           3,238           6,477

    Research and development                                  715            2,492           2,442           4,880
                                                         --------         --------         -------        --------

  Operating (loss) profit                                 (11,589)         (14,655)          9,268          15,797

  Interest expense                                          3,531           14,025           9,924          20,063

  Other expense (income) - net                                272               62              46             377
                                                         --------         --------         -------        --------

  Loss before income taxes                                (15,392)         (28,742)           (702)         (4,643)

  Income tax (benefit) expense                               (526)            (521)            696             921
                                                         --------         --------         -------        --------

    Net loss                                              (14,866)         (28,221)         (1,398)         (5,564)

    Stock dividends on PIK Preferred Stock                    561            2,210           1,479           2,710
                                                         --------         --------         -------        --------

    Net loss applicable to Common Stock                  $(15,427)        $(30,431)        $(2,877)       $ (8,274)
                                                         ========         ========         =======        ========

     See accompanying notes to condensed consolidated financial statements.

                 DICTAPHONE CORPORATION (Predecessor Company)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                                                 December 31,
                                                                                    1999
                                                                                 ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $   6,190
  Accounts receivable, less allowance of $1,801                                    100,834
  Inventories                                                                       49,759
  Other current assets                                                               6,152
                                                                                 ---------
    Total current assets                                                           162,935

Property, plant and equipment, net                                                  37,489
Deferred financing costs, net of accumulated amortization of $16,145                 8,141
Intangibles, net of accumulated amortization of $133,964                           194,865
Deferred tax asset                                                                  39,934
Other assets                                                                        17,774
                                                                                 ---------
    Total assets                                                                 $ 461,138
                                                                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  11,755
  Interest payable                                                                   9,965
  Accrued liabilities                                                               30,928
  Advance billings                                                                  49,100
  Current portion of long-term debt                                                    790
                                                                                 ---------
    Total current liabilities                                                      102,538

Long-term debt                                                                     353,443
Accrued pension liability                                                            9,953
Other liabilities                                                                   12,806
                                                                                 ---------
    Total liabilities                                                              478,740
                                                                                 ---------
Contingencies (Note 5)
Stockholders' equity:
  Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,742,400 shares of 14% PIK perpetual preferred stock
   issued and outstanding, liquidation value of $27,424
   at December 31, 1999)                                                            27,424
  Preferred stock ($.01 par value; 10,000,000 shares authorized;
   2,000,000 shares of 12% Convertible PIK preferred stock issued and
   outstanding, liquidation value of $22,306 at December 31, 1999)                  22,306
  Common stock ($.01 par value; 30,000,000 shares authorized;
   12,934,000 shares outstanding at December 31, 1999)                                 130
  Notes receivable from stockholders                                                  (741)
  Additional paid-in capital                                                       115,140
  Treasury stock, at cost (66,000 shares at December 31, 1999)                        (660)
  Accumulated deficit                                                             (179,360)
  Accumulated other comprehensive loss                                              (1,841)
                                                                                 ---------
    Total stockholders' equity (deficit)                                           (17,602)
                                                                                 ---------
    Total liabilities and stockholders' equity                                   $ 461,138
                                                                                 =========

     See accompanying notes to condensed consolidated financial statements.

                 DICTAPHONE CORPORATION (Predecessor Company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                            (Dollars in thousands)

                                                                            Four Months       Six Months
                                                                               Ended            Ended
                                                                           April 30, 2000   June 30, 1999
                                                                           ---------------  --------------
Operating activities:
  Net loss                                                                   $(28,221)         $ (5,564)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                             10,376            13,093
     Provision for deferred income taxes                                           44                47
     Non-cash provision for inventory obsolescence (Note 2)                     9,206               ---
     Changes in assets and liabilities:
        Accounts receivable                                                    22,117            (9,259)
        Inventories                                                             1,025             3,552
        Other current assets                                                   (1,564)            1,860
        Accounts payable and accrued liabilities                              (14,343)           (1,264)
        Advance billings                                                       (1,054)            3,782
        Other assets and other                                                 (5,894)           (5,987)
                                                                             --------          --------
          Net cash (used in) provided by operating activities                  (8,308)              260
                                                                             --------          --------

Investing activities:
  Net investment in fixed assets                                               (5,315)           (6,152)
                                                                             --------          --------
     Net cash used in investing activities                                     (5,315)           (6,152)
                                                                             --------          --------

Financing activities:
  Sale of preferred stock                                                         ---            20,000
  Borrowings under revolving credit facility                                   18,250            17,250
  Repayments under revolving credit facility                                   (4,250)          (36,750)
  Repayments under term loans                                                     439               ---
  Other                                                                        (1,336)             (951)
                                                                             --------          --------
     Net cash provided by (used in) financing activities                       13,103              (451)
                                                                             --------          --------

Effect of exchange rate changes on cash                                           (10)              (35)
                                                                             --------          --------

Decrease in cash                                                                 (530)           (6,378)

Cash and cash equivalents, beginning of period                                  6,190            11,727
                                                                             --------          --------
Cash and cash equivalents, end of period                                     $  5,660          $  5,349
                                                                             ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                                $ 17,254          $ 19,136
                                                                             ========          ========
Income taxes paid                                                            $    993             $ 195
                                                                             ========          ========

     See accompanying notes to condensed consolidated financial statements.

                 DICTAPHONE CORPORATION (Predecessor Company)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (Dollars in thousands, or as otherwise indicated)

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


          On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie"). On May 5, 2000, Lernout & Hauspie acquired all of the outstanding stock of the Company (the "Acquisition") for approximately 9.4 million shares of Lernout & Hauspie Common Stock, taking into account the two-for-one stock split effective as of May 12, 2000, through the merger of the Company with a wholly-owned subsidiary of Lernout & Hauspie. In connection with the Acquisition, a portion of the Company's approximately $430 million of debt and other obligations were paid off or refinanced by an advance made to the Company by Lernout & Hauspie.

          The capital structure and accounting basis of the assets and liabilities of the Company as of June 30, 2000 and thereafter differ from those of the Company prior to its acquisition (the "Predecessor Company") as a result of the application of purchase accounting. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. The total purchase price has been allocated to tangible and intangible assets and liabilities of the Company based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying condensed consolidated balance sheet will be adjusted upon final determination of the purchase price adjustments and upon the final results of gathering certain necessary information. The final asset and liability values may differ from those set forth in such balance sheet, however, the changes are not expected to have a material effect on the results of operations or financial position of the Company.

          The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited as of and for the one and four month periods ended April 30, 2000 and the three and six month periods ended June 30, 1999, but in the opinion of management contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.   INVENTORIES

          Inventories consist of the following:
                                                        December 31,
                                                            1999
                                                        ------------
       Raw materials and work in process                   $23,376
       Supplies and service parts                           11,083
       Finished products                                    15,300
                                                           -------
       Total inventories                                   $49,759
                                                           =======

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

3.   INTANGIBLES

          The following summarizes intangible assets, net of accumulated amortization and writedowns of $133,964 at December 31, 1999. Amortization expense for the one and four months ended April 30, 2000 and the three and six months ended June 30, 1999 was $736, $2,945, $3,238 and $6,477, respectively.

                                    December 31,
                                         1999
                                    -----------
          Goodwill                     $123,737
          Tradenames                     69,318
          Non-compete agreement           1,041
          Patents                           769
                                       --------
                                       $194,865
                                       ========

4.   RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swap and cap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from exchange of interest payments is included in interest expense in the condensed consolidated statement of operations and interest paid in the condensed consolidated statements of cash flow. The Company is required to implement SFAS 133 in the first quarter of 2001. The Company believes the impact of the new pronouncement on the financial statements will be immaterial.

5.   CONTINGENCIES

     Contingencies

          On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes"), the Company's former parent corporation, filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions are continuing. A trial date in 2000 is likely.

          Management believes the Company has meritorious defenses to the claims against it. Consequently, the Company has not provided for any loss exposure in connection with this complaint. Additionally, regardless of the outcome of this litigation, Pitney Bowes has agreed to defend this action and to indemnify the Company for any liabilities arising from such litigation.

          The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings as a participant in a group of potentially responsible parties in connection with two third party disposal sites. These proceedings are in the preliminary stage, and it is currently impossible to reasonably estimate the potential costs of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. When it is possible to make a reasonable estimate of the Company's liability with respect to such a matter, a provision will be made as appropriate. Additionally, the Company has settled and paid its liability at three other third party disposal sites. At a fourth site, the Company has paid approximately
     $11 thousand for its share of the costs of the first phase of the clean up of the site, and management believes that it has no continuing material liability for any later phases of the cleanup. Consequently, management believes that its future liability, if any, for these four sites is not material. In addition, regardless of the outcome of such matters, Pitney Bowes has agreed to indemnify the Company in connection with retained environmental liabilities and for breaches of the environmental representations and warranties in the Stock and Asset Purchase Agreement, originally executed on April 25, 1995 and amended August 11, 1995 between Dictaphone Acquisition Corporation and Pitney Bowes subject to certain limitations.

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

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
     INFORMATION

          The following consolidated financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd./Ltee., Dictaphone Company Ltd., Dictaphone Deutschland GmbH and Dictaphone International A.G. (collectively, "Dictaphone Non-U.S.").

          Dictaphone Corporation has fully and unconditionally guaranteed the repayment of $200.0 million of 11 3/4% Senior Subordinated Notes due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998 (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. As of April 30, 2000, the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans and the Revolving Credit Facility immediately following the Acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes.

          In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

       The following are the supplemental consolidating statements of operations for the one month and four month periods ended April 30, 2000 and the three and six month periods ended June 30, 1999, the supplemental consolidating balance sheet information as of December 31, 1999 and cash flow information for the four month period ended April 30, 2000 and six month period ended June 30, 1999.


                 Dictaphone Corporation (Predecessor Company)
   Supplemental Condensed Consolidating Statement of Operations Information
                        One Month Ended April 30, 2000

                                                   Dictaphone   Dictaphone    Consolidating
                                                   Corporation    Non-U.S.     Adjustments    Consolidated
                                                   -----------  ----------    -------------   ------------
   Revenue from:
    Product sales and rentals                         $  6,460      $   819          $ (752)      $  6,527
    Contract manufacturing sales                         3,348          ---             ---          3,348
    Support services                                     6,955          483             ---          7,438
                                                      --------      -------          ------       --------
       Total revenues                                   16,763        1,302            (752)        17,313
                                                      --------      -------          ------       --------

   Costs and expenses:
    Cost of sales, rentals and support services         12,796        1,917            (786)        13,927
    Selling and administrative, including
     amortization of intangibles                        13,383          877             ---         14,260
    Research and development                               715          ---             ---            715
    Interest expense (net) and other expense             3,348          455             ---          3,803
                                                      --------      -------          ------       --------
       Total costs and expenses                         30,242        3,249            (786)        32,705
                                                      --------      -------          ------       --------

   Equity (loss) earnings                               (1,528)         ---           1,528            ---
                                                      --------      -------          ------       --------

   (Loss) income before income taxes                   (15,007)      (1,947)          1,562        (15,392)

   Income tax expense (benefit)                              7         (547)             14           (526)
                                                      --------      -------          ------       --------

   Net (loss) income                                  $(15,014)     $(1,400)         $1,548       $(14,866)
                                                      ========      =======          ======       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                 Dictaphone Corporation (Predecessor Company)
   Supplemental Condensed Consolidating Statement of Operations Information
                       Four Months Ended April 30, 2000

                                                    Dictaphone    Dictaphone    Consolidating
                                                    Corporation    Non-U.S.     Adjustments    Consolidated
                                                    ------------  -----------  --------------  -------------
   Revenue from:
    Product sales and rentals                         $ 48,511      $ 6,957         $(4,696)      $ 50,772
    Contract manufacturing sales                        12,502          ---             ---         12,502
    Support services                                    32,846        2,451             ---         35,297
                                                      --------      -------         -------       --------
       Total revenues                                   93,859        9,408          (4,696)        98,571
                                                      --------      -------         -------       --------

   Costs and expenses:
    Cost of sales, rentals and support services         64,685        8,000          (4,568)        68,117
    Selling and administrative, including
     amortization of intangibles                        39,870        2,747             ---         42,617
    Research and development                             2,492          ---             ---          2,492
    Interest expense (net) and other expense            13,293          794             ---         14,087
                                                      --------      -------         -------       --------
       Total costs and expenses                        120,340       11,541          (4,568)       127,313
                                                      --------      -------         -------       --------

   Equity (loss) earnings                               (1,124)         ---           1,124            ---
                                                      --------      -------         -------       --------

   (Loss) income before income taxes                   (27,605)      (2,133)            996        (28,742)

   Income tax expense (benefit)                             28         (497)            (52)          (521)
                                                      --------      -------         -------       --------

   Net (loss) income                                  $(27,633)     $(1,636)        $ 1,048       $(28,221)
                                                      ========      =======         =======       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                 Dictaphone Corporation (Predecessor Company)
   Supplemental Condensed Consolidating Statement of Operations Information
                       Three Months Ended June 30, 1999

                                                    Dictaphone     Dictaphone   Consolidating
                                                   Corporation       Non-U.S.    Adjustments    Consolidated
                                                   -----------       --------    -----------    ------------
   Revenue from:
    Product sales and rentals                          $44,754       $6,536        $(2,751)       $48,539
    Contract manufacturing sales                        12,900          ---            ---         12,900
    Support services                                    21,841        2,380            ---         24,221
                                                       -------       ------        -------        -------
       Total revenues                                   79,495        8,916         (2,751)        85,660
                                                       -------       ------        -------        -------

   Costs and expenses:
    Cost of sales, rentals and support services         44,304        4,835         (2,837)        46,302
    Selling and administrative, including
     amortization of intangibles                        25,447        2,201            ---         27,648
    Research and development                             2,442          ---            ---          2,442
    Interest expense (net) and other expense             9,353          617            ---          9,970
                                                       -------       ------        -------        -------
       Total costs and expenses                         81,546        7,653         (2,837)        86,362
                                                       -------       ------        -------        -------

   Equity earnings (loss)                                  468          ---           (468)           ---
                                                       -------       ------        -------        -------

   (Loss) income before income taxes                    (1,583)       1,263           (382)          (702)

   Income tax expense                                       23          638             35            696
                                                       -------       ------        -------        -------

   Net (loss) income                                   $(1,606)      $  625        $  (417)       $(1,398)
                                                       =======       ======        =======        =======

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                 Dictaphone Corporation (Predecessor Company)
   Supplemental Condensed Consolidating Statement of Operations Information
                        Six Months Ended June 30, 1999

                                                   Dictaphone    Dictaphone  Consolidating
                                                   Corporation    Non-U.S.    Adjustments    Consolidated
                                                   ------------   --------    -----------    ------------
   Revenue from:
    Product sales and rentals                         $ 89,530      $12,258      $(5,021)      $ 96,767
    Contract manufacturing sales                        23,248          ---          ---         23,248
    Support services                                    43,772        4,484          ---         48,256
                                                      --------      -------      -------       --------
       Total revenues                                  156,550       16,742       (5,021)       168,271
                                                      --------      -------      -------       --------

   Costs and expenses:
    Cost of sales, rentals and support services         85,616        9,261       (5,125)        89,752
    Selling and administrative, including
     amortization of intangibles                        53,403        4,439          ---         57,842
    Research and development                             4,880          ---          ---          4,880
    Interest expense (net) and other expense            18,839        1,601          ---         20,440
                                                      --------      -------      -------       --------
       Total costs and expenses                        162,738       15,301       (5,125)       172,914
                                                      --------      -------      -------       --------

   Equity earnings (loss)                                1,073          ---       (1,073)           ---
                                                      --------      -------      -------       --------

   (Loss) income before income taxes                    (5,115)       1,441         (969)        (4,643)

   Income tax expense                                       45          834           42            921
                                                      --------      -------      -------       --------

   Net (loss) income                                  $ (5,160)     $   607      $(1,011)      $ (5,564)
                                                      ========      =======      =======       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                 Dictaphone Corporation (Predecessor Company)
        Supplemental Condensed Consolidating Balance Sheet Information
                               December 31, 1999



                                                   Dictaphone   Dictaphone  Consolidating
                                                   Corporation    Non-U.S.    Adjustments    Consolidated
                                                   -----------    --------    -----------    ------------
   ASSETS
   Current assets:
    Cash and cash equivalents                       $  4,595      $ 1,595       $    ---       $  6,190
    Accounts receivable, less allowances              92,608       10,822         (2,596)       100,834
    Inventories                                       47,765        2,199           (205)        49,759
    Other current assets                               3,351        2,718             83          6,152
                                                    --------      -------       --------       --------
      Total current assets                           148,319       17,334         (2,718)       162,935

   Investments in subsidiaries                        30,883          ---        (30,883)           ---
   Property, plant and equipment, net                 34,444        3,045            ---         37,489
   Deferred financing costs                            8,141          ---            ---          8,141
   Intangibles, net                                  182,241       12,624            ---        194,865
   Other assets                                       53,333        4,375            ---         57,708
                                                    --------      -------       --------       --------
   Total assets                                     $457,361      $37,378       $(33,601)      $461,138
                                                    ========      =======       ========       ========

   LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                        $ 43,915      $11,329       $ (2,596)      $ 52,648
    Advance billings                                  46,571        2,529            ---         49,100
    Current portion of long-term debt                    628          162            ---            790
                                                    --------      -------       --------       --------
      Total current liabilities                       91,114       14,020         (2,596)       102,538
   Long-term debt                                    353,317       17,117        (16,991)       353,443
   Accrued pension expense                             9,953          ---            ---          9,953
   Other liabilities                                  12,270          536            ---         12,806
   Stockholders' equity (deficit)                     (9,293)       5,705        (14,014)       (17,602)
                                                    --------      -------       --------       --------
   Total liabilities and stockholders' equity       $457,361      $37,378       $(33,601)      $461,138
                                                    ========      =======       ========       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  Dictaphone Corporation (Predecessor Company)
    Supplemental Condensed Consolidating Statement of Cash Flows Information
                        Four Months Ended April 30, 2000


                                                   Dictaphone    Dictaphone    Consolidating
                                                  Corporation     Non-U.S.      Adjustments    Consolidated
                                                  -----------     --------      -----------    ------------

   Operating activities:
    Net loss                                         $(27,633)     $(1,636)       $ 1,048       $(28,221)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                     9,865          511            ---         10,376
      Provision for deferred income taxes                 ---           44            ---             44
      Non-cash provision for inventory
      obsolescence                                      7,919        1,287            ---          9,206
      Change in assets and liabilities:
       Accounts receivable                             18,359          734          3,024         22,117
       Inventories                                      1,331         (434)           128          1,025
       Other current assets                            (1,391)        (121)           (52)        (1,564)
       Accounts payable and accrued
       liabilities                                    (10,728)        (515)        (3,100)       (14,343)
       Advance billings                                  (999)         (55)           ---         (1,054)
       Other assets and other                          (4,511)        (335)        (1,048)        (5,894)
                                                     --------      -------        -------       --------
   Net cash used in operating activities               (7,788)        (520)           ---         (8,308)
                                                     --------      -------        -------       --------

   Investing activities:
    Net investment in fixed assets                     (5,305)         (10)           ---         (5,315)
                                                     --------      -------        -------       --------
   Net cash used in investing activities               (5,305)         (10)           ---         (5,315)
                                                     --------      -------        -------       --------

   Financing activities:
    Sale of preferred stock                               ---          ---            ---            ---
    Borrowings from revolving credit facility          18,250          ---            ---         18,250
    Repayments under revolving credit facility         (4,250)         ---            ---         (4,250)
    Repayments under term loans                           439          ---            ---            439
    Other                                              (1,230)        (106)           ---         (1,336)
                                                     --------      -------        -------       --------
   Net cash provided by (used in) financing
    activities                                         13,209         (106)           ---         13,103
                                                     --------      -------        -------       --------

   Effect of exchange rate changes on cash                ---          (10)           ---            (10)
                                                     --------      -------        -------       --------

   Increase (decrease) in cash                            116         (646)           ---           (530)

   Cash and cash equivalents,
    beginning of period                                 4,595        1,595            ---          6,190
                                                     --------      -------        -------       --------

   Cash and cash equivalents,
    end of period                                    $  4,711      $   949        $   ---       $  5,660
                                                     ========      =======        =======       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                 Dictaphone Corporation (Predecessor Company)
   Supplemental Condensed Consolidating Statement of Cash Flows Information
                        Six Months Ended June 30, 1999

                                                   Dictaphone    Dictaphone   Consolidating
                                                  Corporation     Non-U.S.     Adjustments    Consolidated
                                                  ------------  ------------  --------------  ------------
   Operating activities:
     Net (loss) income                               $ (5,160)      $   607      $   (1,011)     $  (5,564)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                    12,210           883             ---         13,093
      Provision for deferred income taxes                 ---            47             ---             47
      Change in assets and liabilities:
       Accounts receivable                             (4,441)       (2,765)         (2,053)        (9,259)
       Inventories                                      2,178         1,478            (104)         3,552
       Other current assets                             1,890           (72)             42          1,860
       Accounts payable and accrued
        liabilities                                    (2,884)         (293)          1,913         (1,264)
       Advance billings                                 3,231           551             ---          3,782
       Other assets and other                          (6,609)         (591)          1,213         (5,987)
                                                     --------       -------      ----------      ---------
   Cash provided by (used in) operating
    activities                                            415          (155)            ---            260
                                                     --------       -------      ----------      ---------
   Investing activities:
     Net investment in fixed assets                    (6,039)         (113)            ---         (6,152)
                                                     --------       -------      ----------      ---------
   Cash used in investing activities                   (6,039)         (113)            ---         (6,152)
                                                     --------       -------      ----------      ---------
   Financing activities:
     Sale of Preferred Stock                           20,000           ---             ---         20,000
     Borrowing from revolving credit facility          17,250           ---             ---         17,250
     Repayment under revolving credit facility        (36,750)          ---             ---        (36,750)
     Other                                               (536)         (415)            ---           (951)
                                                     --------       -------      ----------      ---------
   Cash used in financing activities                      (36)         (415)            ---           (451)
                                                     --------       -------      ----------      ---------

   Effect of exchange rate changes on cash                ---           (35)            ---            (35)
                                                     --------       -------      ----------      ---------

   Decrease in cash                                    (5,660)         (718)            ---         (6,378)

   Cash and cash equivalents,
    beginning of period                                10,114         1,613             ---         11,727
                                                     --------       -------      ----------      ---------

   Cash and cash equivalents,
    end of period                                    $  4,454       $   895      $      ---      $   5,349
                                                     ========       =======      ==========      =========

7. COMPREHENSIVE LOSS

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

     Total comprehensive loss for the one and four months ending April 30, 2000 and three and six months ending June 30, 1999 consists of the following:

                                      One Month       Four Months     Three Months     Six Months
                                        Ended            Ended           Ended            Ended
                                   April 30, 2000   April 30, 2000   June 30, 1999   June 30, 1999
                                   ---------------  ---------------  --------------  --------------
   Net loss                              $(14,866)        $(28,221)        $(1,398)        $(5,564)
   Foreign currency translation
    adjustments                               (85)            (188)            (55)           (169)
                                         --------         --------         -------         -------
   Total comprehensive loss              $(14,951)        $(28,409)        $(1,453)        $(5,733)
                                         ========         ========         =======         =======

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

8.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
     INFORMATION (Continued)

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Dictaphone evaluates performance based on profit or loss from operations before income taxes, including nonrecurring gains and losses and foreign exchange gains and losses.

                  Dictaphone Corporation (Predecessor Company)
                       Segment Profit and Loss and Assets

                                              System
                                            Products &    Contract
                                             Services   Manufacturing  Total
                                            ----------  -------------  -----
     Revenue from external customers
      One month ended April 30, 2000          $ 13,965      $ 3,348   $ 17,313
      Three months ended June 30, 1999          72,760       12,900     85,660

      Four months ended April 30, 2000          86,069       12,502     98,571
      Six months ended June 30, 1999           145,023       23,248    168,271

     Intersegment revenues
      One month ended April 30, 2000               ---        1,750      1,750
      Three months ended June 30, 1999             ---        9,360      9,360

      Four months ended April 30, 2000             ---        9,428      9,428
      Six months ended June 30, 1999               ---       19,887     19,887

     Segment profit (loss)
      One month ended April 30, 2000           (15,662)         270    (15,392)
      Three months ended June 30, 1999          (2,217)       1,515       (702)

      Four months ended April 30, 2000         (29,116)         374    (28,742)
      Six months ended June 30, 1999            (7,312)       2,669     (4,643)

     Segment assets
      As of December 31, 1999                 $416,523      $44,615   $461,138


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview

                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     -------------------   -----------------
                                                         1999       2000     1999       2000
                                                         ----       ----     ----       ----
                                                                  (in millions)
                                                                   (unaudited)
      Total revenue                                     $85.7     $ 46.9   $168.3     $128.2

      Cost of sales, rentals and support services        46.3       31.3     89.8       85.5
      Selling and administrative expense (1)             27.6       48.3     57.8       76.7
      Research and development                            2.5        2.9      4.9        4.7
                                                        -----     ------   ------     ------
       Operating profit (loss)                            9.3      (35.6)    15.8      (38.7)
                                                        -----     ------   ------     ------

      Net interest expense and other                     10.0       11.2     20.5       21.5
      Income tax (expense) benefit                       (0.7)       0.8     (0.9)       0.8
                                                        -----     ------   ------     ------

      Net loss                                          $(1.4)    $(46.0)  $ (5.6)    $(59.4)
                                                        =====     ======   ======     ======

_____________________

     (1)  Includes amortization of intangibles.

                                                   Three Months Ended      Six Months Ended
                                                       June 30,                 June 30,
                                                   ------------------      ----------------
                                                       1999      2000        1999      2000
                                                       ----      ----        ----      ----
                                                                (in millions)
                                                                 (unaudited)
   Revenue from:
      Sales:
      Integrated Voice Systems                        $ 7.1     $ 4.7      $ 14.3    $  9.8
      Integrated Health Systems                        16.8       4.6        29.5      18.9
                                                      -----     -----      ------    ------
         Total U.S. Voice Systems                      23.9       9.3        43.8      28.7
                                                      -----     -----      ------    ------
      Communication Recording Systems                  10.4       4.8        24.7      16.4
      Customer Service Parts                            4.0       3.9         7.9       7.1
      International and Dealer Operations               9.9       5.7        19.7      15.4
      Rentals                                           0.4       0.3         0.7       0.6
                                                      -----     -----      ------    ------
         Product Sales and Rentals                     48.6      24.0        96.8      68.2
                                                      -----     -----      ------    ------
      Support Service:
      Customer Service                                 20.8      16.7        41.6      40.8
      Applications & Training Specialists               1.1       1.3         2.2       3.1
      International and Dealer Operations               2.4       1.6         4.5       3.6
                                                      -----     -----      ------    ------
         Total support service                         24.3      19.6        48.3      47.5
                                                      -----     -----      ------    ------
      Total System Products and Services               72.9      43.6       145.1     115.7
      Contract Manufacturing                           12.8       3.3        23.2      12.5
                                                      -----     -----      ------    ------
   Total Revenue                                      $85.7     $46.9      $168.3    $128.2
                                                      =====     =====      ======    ======

Results of Operations - Second Quarter 2000 vs. Second Quarter 1999

     Total revenue declined 45.3% to $46.9 million in the second quarter of 2000 from $85.7 million for the second quarter of 1999. This decline in revenue is attributable to three factors: the adoption on May 1, 2000 of the business practices and revenue recognition assumptions and estimates used by Lernout & Hauspie (which reduced revenue by $10.8 million), the absence of Contract Manufacturing revenue in May and June 2000 consistent with the decision to dispose of Manufacturing Operations (which represented $7.1 million), as well as the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

     Integrated Voice Systems ("I.V.S.") revenue declined 33.8% to $4.7 million due to lower desktop and portable, Enterprise Express(TM) and digital system revenue. Integrated Health Systems ("I.H.S.") revenue decreased 72.6% to $4.6 million from $16.8 million due to lower Enterprise Express(TM) sales. Orders for I.H.S. products declined 65.0% to $7.8 million versus the second quarter of 1999. Communications Recording Systems ("C.R.S.") revenue declined 53.8% to $4.8 million due to lower call center and recording equipment revenue. C.R.S. orders of $10.6 million were 33.1% lower than the second quarter of 1999. Customer Service revenue (including sale of parts) declined 16.9% to $20.6 million due to lower hourly and installation revenue. Applications and Training Specialists ("A.T.S.") revenue increased 18.2% to $1.3 million due to increased training provided in support of system products. Sales and support service revenue from International and Dealer Operations declined 40.7% on lower system and C.R.S. revenue.

     Cost of sales, rentals and support services decreased 32.4% to $31.3 million (66.7% of revenue) in the second quarter of 2000 from $46.3 million (54.0% of revenue) in the second quarter of 1999. The increase in cost of sales, rentals and support services as a percentage of revenue is due primarily to higher Customer Service costs and lower international margins.

     Selling and administrative expenses (including amortization of intangibles) increased 75.0% to $48.3 million (103.0% of revenue) in the second quarter of 2000 from $27.6 million (32.2% of revenue) in the second quarter of 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition (+$13.9 million) and higher I.V.S., I.H.S., C.R.S. and International selling expenses and higher information system costs.

     Research and development expenses of $2.9 million (12.1% of product sales and rental revenue) increased 16.0% from $2.5 million (5.2% of product sales and rental revenue), reflecting increased staffing and compensation consistent with major project development efforts.

     The Company recorded an operating loss of $35.7 million (76.1% of revenue) during the second quarter of 2000 compared to an operating profit of $9.3 million (10.9% of revenue) during the second quarter of 1999. This decline in operating profit is attributable to the impact of the change in revenue recognition, lower revenue and higher expense associated with the amortization of intangibles and increased selling expense.

Results of Operations - Six Months 2000 vs. Six Months 1999

     Total revenue for the first six months of 2000 of $128.2 million was 23.8% lower than the first six months of 1999. As with the second quarter of 2000, the major portion of the revenue decline was attributable to the adoption on May 1, 2000 of the business practices and revenue recognition assumptions and estimates used by Lernout & Hauspie (which reduced revenue by $10.8 million), the absence of Contract Manufacturing revenue in May and June 2000 consistent with the decision to dispose of Manufacturing Operations (which represented $7.1 million), as well as the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

     I.V.S. revenue declined 31.5% due to lower billings of desktops, portables, digital systems, Enterprise Express(TM) and Boomerang(TM). I.H.S. revenue decreased 35.9% due to lower Enterprise Express(TM) revenue. Orders for I.H.S. products decreased 44.0% to $20.3 million versus the first six months of 1999. Order backlog for I.H.S. increased by $1.1 million to $13.0 million during the first six months of 2000. C.R.S. revenue declined 33.6% due to lower installation of recording and call center equipment. C.R.S. orders of $20.8 million were 28.1% lower than the first six months of 1999. C.R.S. order backlog increased by $4.4 million to $14.2 million during the period. Customer Service revenue was 3.2% lower than the prior year due to reduced third party maintenance, warranty and installation revenue. Revenue from International and Dealer Operations declined 21.5% due to lower Canadian C.R.S. and systems revenue, lower service revenue in the U.K., lower systems revenue in Europe and lower C.R.S. revenue in Asia and Latin America.

     Cost of sales, rentals and support services decreased 4.8% to $85.5 million (66.7% of revenue) from $89.8 million (53.4% of revenue) for the first six months of 1999. The decline in cost of sales, rentals and support services is attributable to the impact of lower revenue, the absence of Contract Manufacturing costs for May and June 2000, partially offset by a non-cash charge of $9.2 million recorded in the first quarter of 2000 associated with the provision for excess field service parts and inventory related to products recently replaced by the newly introduced Freedom(TM) product. With the production of Freedom(TM) in the first quarter of 2000, the Company provided for excess inventory associated with those products that the Freedom(TM) product would replace, recording this charge as an inventory provision.

     Selling and administrative expenses (including amortization of intangibles) increased 32.7% to $76.7 million (59.8% of revenue) in the first six months of 2000 from $57.8 million (34.3% of revenue) in the first six months of 1999.
This increase is attributable to higher amortization expense associated with goodwill from the Acquisition (+$12.8 million), as well as higher I.H.S., C.R.S. and International selling expenses.

   Research and development expenses of $4.7 million (6.9% of product sales and rental revenue) declined 4.1% from $4.9 million (5.1% of product sales and rental revenue).

   The Company recorded an operating loss of $38.7 million (30.2% of revenue) during the first six months of 2000 compared to an operating profit of $15.8 million (9.4% of revenue) during the first six months of 1999. This decline in operating profit is attributable to the change in revenue recognition, lower revenue and higher amortization expense and higher I.H.S., C.R.S. and International selling expenses.

Liquidity and Capital Resources

   In May 2000, Lernout & Hauspie acquired the Company in a merger with a wholly owned subsidiary of Lernout & Hauspie. As part of the Acquisition of the Company, Lernout & Hauspie obtained $430 million in credit facilities (the "L&H Revolving Credit Facility") to pay a portion of the purchase price, to repay certain Dictaphone liabilities and for general corporate purposes. The L&H Revolving Credit Facility consists of a short-term facility due March 31, 2001, of $200 million at LIBOR plus 100 basis points and a five-year declining balance facility of $230 million at LIBOR plus 175 basis points. Borrowings under the five-year declining balance facility are for renewable terms of up to six months and therefore will be accounted for as short-term debt. On May 5, 2000, with funds advanced by Lernout & Hauspie in the amount of approximately $223 million, the Company repaid the outstanding Term Loans and the loan outstanding under the Revolving Credit Facility and retired all of the outstanding 14% PIK Preferred Stock, made payments to holders of options to acquire stock of the Company as required to close the Acquisition, and made certain other closing payments. Of the $223 million advance, $50 million has been treated as a capital contribution and $173 million has been treated as an intercompany loan. The loan bears interest at 8% per annum, is due and payable on May 5, 2002 and is unsecured. In connection with the Acquisition by Lernout & Hauspie, the Company established a $20 million line of credit (the "Line of Credit") with Deutsche Bank. At June 30, 2000, availability under the Line of Credit was $3.5 million.

   The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of Notes exercised that right, and those Notes were redeemed. The Notes provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The L&H Revolving Credit Facility was used to fund the repurchase of the Notes. The Notes bear interest of 11 3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005.

   Capital expenditures for the first six months of 2000 totalled $6.2 million.

   The Company's quarterly revenues and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's financial performance during any particular quarter. Such factors include, but are not limited to, the level of orders that are received and shipped by the Company in any given quarter, the rescheduling and cancellation of orders by customers, the availability and cost of materials, the Company's ability to enhance its existing products and to develop, manufacture and successfully introduce and market new products, new product developments by the Company's competitors, market acceptance of products of both the Company and its competitors, competitive pressures on prices, the ability to attract and retain qualified technical personnel, significant damage to or prolonged delay in operations at the Company's sole manufacturing facility, and interest rate and foreign exchange fluctuations. The Company introduced a number of new products in its target markets in 1997, 1998 and 1999 which are expected to enhance future revenues and liquidity of the Company. However, there can be no assurance that the Company will be able to implement its plans to introduce such products in a timely fashion, or that such products will meet the expectations of the Company for either revenues or profitability.

   The Company may, from time to time, provide estimates as to future performance. Such estimates would be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those estimates provided. The Company undertakes no duty to update such forward-looking statements. Factors that could cause actual results to differ from these forward-looking statements include, but are not limited to, those previously discussed herein.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

   See Note 6 to the Company's Condensed Consolidated Statements of Operations (Successor Company) (Unaudited) which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)   Exhibits
         --------
            27  --  Financial Data Schedule.

   (b)   Reports on Form 8-K
         -------------------

               On June 5, 2000, the Company filed a Current Report on Form 8-K, reporting under Item 4 thereof, regarding changes in the Company's certifying accountant from Deloitte & Touche LLP to KPMG LLP. The Company's Board of Directors decided to change auditors as a result of the Acquisition of the Company by Lernout & Hauspie.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 21, 2000                      Dictaphone Corporation
                                       --------------------------------------
                                               (Registrant)



                                By:       /s/ John H. Duerden
                                       --------------------------------------
                                Name:         John H. Duerden
                                Title:  President and Chief Executive Officer
                                            (Principal Executive Officer)




                                By:       /s/ George M. Carpenter
                                       --------------------------------------
                                Name:         George M. Carpenter
                                Title: Assistant Secretary and
                                         Chief Accounting Officer
                                       (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


Exhibits                  Description
--------                  -----------

      27  --  Financial Data Schedule.