Form 10-K405/A
period 1999-12-31
DICTAPHONE CORP /DE
filed 2000-11-21
CIK 946734

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to

                      COMMISSION FILE NUMBER:    33-93464

                             DICTAPHONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                  06-0992637
  (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

  3191 BROADBRIDGE AVENUE, STRATFORD, CT                    06614
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

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                PAGE
                                                             REFERENCED
ITEM NUMBER                                                  FORM 10-K
-----------                                                  ----------

                                    PART I


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......... 2

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K..................................34

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

                                    PART I

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)   (IN THOUSANDS)
-------------------------------

                                      QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                        MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                           1999            1999            1999            1999
                                      -------------   -------------   -------------   -------------
        1999
        ----
Total revenue.......................       $ 82,611        $ 85,660         $95,861        $ 89,602
Cost of sales, rentals and support
 services...........................         43,450          46,302          51,505          47,938
Net loss............................         (4,166)         (1,398)            883          (4,262)
Net loss applicable to
 Common Stock.......................       $ (5,397)       $ (2,877)        $  (644)       $ (5,840)


                                      QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                        MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                            1998            1998            1998            1998
                                      -------------   -------------   -------------   -------------
        1998
        ----
Total revenue.......................       $ 83,825        $ 84,985         $85,876        $ 77,632
Cost of sales, rentals and support
 services...........................         45,012          46,957          45,131          51,588
Net loss............................        (10,845)        (10,711)         (5,384)        (26,750) (a)
Net loss applicable to
 Common Stock.......................       $(11,574)       $(11,466)        $(6,166)       $(27,558)

________________________

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



/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 11, 2000
(March 7, 2000 as to Note 14)

                             DICTAPHONE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                       DECEMBER 31, 1998   DECEMBER 31, 1999
                                                                       ------------------  ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  11,727           $   6,190
    Accounts receivable, less allowance of
     $968 and $1,801, respectively                                                77,432             100,834
    Inventories                                                                   53,362              49,759
    Other current assets                                                           7,259               6,152
                                                                               ---------           ---------
          Total current assets                                                   149,780             162,935
Property, plant and equipment, net                                                32,425              37,489
Deferred financing costs, net of accumulated
 amortization of $14,246 and $16,145, respectively                                 9,920               8,141
Intangibles, net of accumulated amortization of $122,595
 and $133,964, respectively                                                      206,122             194,865
Deferred tax asset                                                                39,765              39,934
Other assets                                                                      16,315              17,774
                                                                               ---------           ---------
          Total assets                                                         $ 454,327           $ 461,138
                                                                               =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $   8,778           $  11,755
    Interest payable                                                              10,067               9,965
    Accrued liabilities                                                           31,433              30,928
    Advance billings                                                              39,586              49,100
    Current portion of long-term debt                                                795                 790
                                                                               ---------           ---------
          Total current liabilities                                               90,659             102,538
Long-term debt                                                                   369,737             353,443
Accrued pension liability                                                          8,352               9,953
Other liabilities                                                                 14,141              12,806
                                                                               ---------           ---------
          Total liabilities                                                      482,889             478,740
                                                                               ---------           ---------
Commitments, contingencies and concentration of risks (Note 10)
Stockholders' equity:
    Preferred stock ($.01 par value; 7,500,000 shares
      authorized; 2,391,500 and 2,742,400 shares of 14% PIK
      perpetual preferred stock issued and outstanding, liquidation values of $23,915 and $27,424 at December 31, 1998 and
      1999, respectively)                                                         23,915              27,424
    Preferred stock ($.01 par value, 10,000,000 shares authorized;
      none and 2,000,000 shares of 12% Convertible PIK preferred stock issued and outstanding, liquidation value of $22,306 at
      December 31, 1999)                                                             ---              22,306
    Common stock ($.01 par value; 30,000,000 shares
      authorized; 12,934,000 shares issued
      at December 31, 1998 and 1999, respectively)                                   130                 130
    Notes receivable from stockholders                                              (741)               (741)
    Additional paid-in capital                                                   120,955             115,140
    Treasury stock, at cost (66,000 shares at
      December 31, 1998 and 1999, respectively)                                     (660)               (660)
    Accumulated deficit                                                         (170,417)           (179,360)
    Accumulated other comprehensive loss                                          (1,744)             (1,841)
                                                                               ---------           ---------
          Total stockholders' equity (deficit)                                   (28,562)            (17,602)
                                                                               ---------           ---------
          Total liabilities and stockholders' equity                           $ 454,327           $ 461,138
                                                                               =========           =========

          See accompanying notes to consolidated financial statements.

                             DICTAPHONE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                              DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999
                                              ------------------  ------------------  ------------------
  Revenues:
    Product sales and rentals                          $202,894            $197,330            $213,773
    Contract manufacturing sales                         42,864              47,063              44,288
    Support services                                     94,284              87,925              95,673
                                                       --------            --------            --------
       Total revenue                                    340,042             332,318             353,734
                                                       --------            --------            --------

  Costs and expenses:
    Cost of:
       Product sales and rentals                        102,408              90,048              93,926
       Contract manufacturing sales                      37,878              39,773              37,657
       Support services                                  54,146              58,867              57,612
                                                       --------            --------            --------
          Total costs                                   194,432             188,688             189,195
                                                       --------            --------            --------
    Selling and administrative                          114,263             116,716             111,308
    Amortization of intangibles                          41,262              23,156              11,369
    Research and development                             14,705              17,128               9,761
                                                       --------            --------            --------

  Operating (loss) profit                               (24,620)            (13,370)             32,101

  Interest expense                                       44,438              39,715              40,062

  Other expense (income) - net                              224                (273)                (55)
                                                       --------            --------            --------

  Loss before income taxes                              (69,282)            (52,812)             (7,906)

  Income tax benefit (expense)                            1,060                (878)             (1,037)
                                                       --------            --------            --------

  Net loss                                              (68,222)            (53,690)             (8,943)

    Stock dividends on PIK Preferred Stock                2,699               3,074               5,815
                                                       --------            --------            --------

    Net loss applicable to Common Stock                $(70,921)           $(56,764)           $(14,758)
                                                       ========            ========            ========


     See accompanying notes to consolidated financial statements.

                            DICTAPHONE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                 DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999
                                                                 ------------------  ------------------  ------------------
Operating activities:
  Net loss                                                                $(68,222)           $(53,690)           $ (8,943)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           68,515              39,895              30,115
    Provision for deferred income taxes                                     (1,767)               (227)               (160)
    Non-cash charge for product obsolescence                                14,902               4,999                 ---
    Changes in assets and liabilities:
       Accounts receivable                                                 (18,869)             (5,749)            (23,285)
       Inventories                                                          (4,528)             (9,735)              3,605
       Other current assets                                                 (1,876)              4,690               1,010
       Accounts payable and accrued liabilities                              5,896               4,922               4,130
       Advance billings                                                      2,502               2,523               9,464
       Other assets and other                                              (10,996)            (16,051)            (11,503)
                                                                          --------            --------            --------
          Net cash (used in) provided by operating activities              (14,443)            (28,423)              4,433
                                                                          --------            --------            --------

Investing activities:
  Net investment in fixed assets                                            (5,899)             (8,851)            (12,333)
  Proceeds from sale of building                                               ---              14,000                 ---
                                                                          --------            --------            --------
       Net cash (used in) provided by investing activities                  (5,899)              5,149             (12,333)
                                                                          --------            --------            --------

Financing activities:
  Borrowings under term loan facility                                       62,750                 ---                 ---
  Repayment under term loan facility                                       (71,000)             (2,427)               (628)
  Proceeds from sale of common stock                                        35,000                 ---                 ---
  Proceeds from sale of preferred stock                                        ---                 ---              20,000
  Borrowings under revolving credit facility                                88,600              79,000              42,500
  Repayments under revolving credit facility                               (88,600)            (49,500)            (58,000)
  International borrowing, net                                                (717)               (150)               (159)
  Payment of deferred financing costs                                       (2,927)               (749)               (120)
  Repayment under capital lease obligations                                   (266)             (1,355)             (1,120)
  Repayment of management loans                                                221                  90                 ---
  Payments to acquire treasury stock                                          (280)               (180)                ---
  Other                                                                        ---                  29                 (83)
                                                                          --------            --------            --------
    Net cash provided by financing activities                               22,781              24,758               2,390
                                                                          --------            --------            --------

Effect of exchange rate changes on cash                                        (89)                (34)                (27)
                                                                          --------            --------            --------
(Decrease) increase in cash                                                  2,350               1,450              (5,537)
Cash and cash equivalents, beginning of period                               7,927              10,277              11,727
                                                                          --------            --------            --------
Cash and cash equivalents, end of period                                  $ 10,277            $ 11,727            $  6,190
                                                                          ========            ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                             $ 38,372            $ 38,001            $ 38,326
                                                                          ========            ========            ========
Income taxes paid                                                         $  1,039            $    432            $    209
                                                                          ========            ========            ========


          See accompanying notes to consolidated financial statements.

                             DICTAPHONE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                               NOTES                                            ACCUMULATED
                                             RECEIVABLE                ADDITIONAL                  OTHER      COMPREHENSIVE  TOTAL
                     PREFERRED    COMMON        FROM       TREASURY     PAID-IN   ACCUMULATED   COMPREHENSIVE   EARNINGS    EQUITY
                       STOCK      STOCK     STOCKHOLDERS     STOCK      CAPITAL     DEFICIT     INCOME (LOSS)    (LOSS)    (DEFICIT)
                     ---------  ----------  ------------  ----------    -------   -----------   -------------   --------   ---------
Balance at
 December 31, 1996     $18,142        $ 95       $(1,052)      $(200)  $ 91,763     $ (48,534)       $   (836)  $    ---   $ 59,378

Net loss                   ---         ---           ---         ---        ---       (68,222)            ---    (68,222)   (68,222)

Preferred stock
 dividends               2,699         ---           ---         ---     (2,699)          ---             ---        ---        ---

Sale of common stock       ---          35           ---         ---     34,965           ---             ---        ---     35,000

Repayment of
 management loans          ---         ---           221         ---        ---           ---             ---        ---        221

Stock repurchase           ---         ---           ---        (280)       ---           ---             ---        ---       (280)

Translation loss           ---         ---           ---         ---        ---           ---            (836)      (836)      (836)
                     ---------  ----------  ------------  ----------   --------   -----------   -------------   --------   --------

Comprehensive loss                                                                                              $(69,058)
                                                                                                                ========

Balance at
December 31, 1997       20,841         130          (831)       (480)   124,029      (116,756)         (1,672)       ---     25,261

Net loss                   ---         ---           ---         ---        ---       (53,690)            ---    (53,690)   (53,690)

Preferred stock
 dividends               3,074         ---           ---         ---     (3,074)          ---             ---        ---        ---

Repayment of
 management loans          ---         ---            90         ---        ---           ---             ---        ---         90

Stock repurchase           ---         ---           ---        (180)       ---           ---             ---        ---       (180)

Translation loss           ---         ---           ---         ---        ---           ---             (72)       (72)       (72)

Disposal of Dictaphone
 Netherlands BV            ---         ---           ---         ---        ---            29             ---         29         29
                     ---------  ----------  ------------  ----------   --------   -----------   -------------   --------   --------

Comprehensive loss                                                                                              $(53,733)
                                                                                                                ========

Balance at
 December 31, 1998      23,915         130          (741)       (660)   120,955      (170,417)         (1,744)       ---    (28,562)

Net loss                   ---         ---           ---         ---        ---        (8,943)            ---     (8,943)    (8,943)

Sale of preferred
 stock                  20,000         ---           ---         ---        ---           ---             ---        ---     20,000

Preferred stock
 dividends               5,815         ---           ---         ---     (5,815)          ---             ---        ---        ---

Translation loss           ---         ---           ---         ---        ---           ---             (97)       (97)       (97)
                     ---------  ----------  ------------  ----------   --------   -----------   -------------   --------   --------

Comprehensive loss                                                                                              $ (9,040)
                                                                                                                ========

Balance at
 December 31, 1999     $49,730        $130       $  (741)      $(660)  $115,140     $(179,360)       $ (1,841)             $(17,602)
                     =========  ==========  ============  ==========   ========   ===========   =============              ========

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

          Revenue. Revenue is recognized when earned. In accordance with American Institute of Certified Public Accountants Statements of Position 97-2 "Software Revenue Recognition" and related amendments, for products with a significant software element (primarily voice processing and communication recording systems), the Company records revenue attributable to the hardware and software element upon shipment and defers revenue attributable to undelivered elements (principally installation and training) to the periods in which the related obligations are performed. Vendor-specific objective evidence exists for each of these elements, derived from the sale prices of each element of the sales arrangement when sold separately. Revenue for other products (primarily analog desktop and portable dictation products that do not have significant software content) is recognized upon shipment. Revenue from maintenance and support services is recognized ratably over the relevant contractual period. The Company may grant sales discounts to customers. Such sales discounts are reflected as a reduction in the associated revenue from product sales and rentals.

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

3.  INVENTORIES

          Inventories consist of the following:
                                                           DECEMBER 31,     DECEMBER 31,
                                                               1998             1999
                                                           ------------     ------------
          Raw materials and work in process                     $15,799          $23,376
          Supplies and service parts                             15,376           11,083
          Finished products                                      22,187           15,300
                                                                -------          -------
          Total inventories                                     $53,362          $49,759
                                                                =======          =======

4.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                           DECEMBER 31,     DECEMBER 31,
                                                               1998             1999
                                                           ------------     ------------
          Land                                                 $  1,058         $  1,076
          Buildings                                              10,030           10,197
          Machinery and equipment                                56,100           66,611
                                                               --------         --------
           Subtotal                                              67,188           77,884
          Accumulated depreciation                              (34,763)         (40,395)
                                                               --------         --------
          Property, plant and equipment, net                   $ 32,425         $ 37,489
                                                               ========         ========

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

                                                           DECEMBER 31,     DECEMBER 31,
                                                               1998             1999
                                                           ------------     ------------
                    Goodwill                                   $127,611         $123,737
                    Tradenames                                   71,265           69,318
                    Service contracts                             2,530              ---
                    Non-compete agreement                         2,463            1,041
                    Patents                                       2,253              769
                                                               --------          --------
                                                               $206,122          $194,865
                                                               ========          ========

6.   DEBT

          The following summarizes the debt structure of the Company:

                                                           DECEMBER 31,     DECEMBER 31,
                                                               1998             1999
                                                           ------------     ------------
          Current portion of long-term debt                    $    795         $    790
                                                               --------         --------
          Long-term debt:
            Senior debt:
               Term loans:
                 Tranche B                                       69,450           69,450
                 Tranche C                                       61,495           60,867
               Revolving credit loans                            38,500           23,000
            International debt                                      292              126
            Subordinated notes                                  200,000          200,000
                                                               --------         --------
          Total long-term debt                                  369,737          353,443
                                                               --------         --------
          Total debt                                           $370,532         $354,233
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

          At December 31, 1999, the Company had Term Loans of $130,945 and loans of $23,000 outstanding under the Revolving Credit Facility. The maturity schedule relating to the $130,945 of outstanding Term Loans is as follows:

          2000    $    628
          2001      36,328
          2002      93,989
                  --------
                  $130,945
                  ========

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

          Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, the higher of (1) Bankers Trust's Prime Rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate") plus 1.75% or the reserve Eurodollar Rate (as defined in the Credit Agreement) plus 2.75%. The Tranche B Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. The Tranche C Loan bears interest at a rate per annum equal to, at the Company's option, the Base Rate plus 2.75% or the reserve Eurodollar Rate plus 3.75%. In addition, the Company is required to pay Bankers Trust a quarterly commitment fee of .50% per annum on the daily average unused portion of the Revolving Credit Facility. The carrying amount of the Facilities approximates fair value as the interest rate reprices quarterly and is reflective of currently available market rates. The Company entered into an interest rate swap contract in November 1995, effective February 16, 1996, with an aggregate notional principal amount equivalent to $75,000 which matured on February 16, 1999. The swap effectively converted that portion of the Company's Term Loans to a fixed rate component of 5.8%, thus reducing the impact of changes in interest rates, converting the total effective interest rate on fifty percent of the initial outstanding Term Loans to 9.55%. Amounts due to or from the counterparties were reflected in interest expense in the periods in which they accrued. On February 11, 1999, the Company entered into interest rate cap agreements effective February 16, 1999, with an aggregate notional principal amount equivalent to $66 million maturing on February 16, 2001. The cap limits that portion of the Company's Term Loans to a fixed rate component of 5.5%, thus reducing the impact of increases in interest rates, limiting the effective interest rate on fifty percent of the currently outstanding Term Loans to 9.25%. The fair value of the interest rate cap agreements as of December 31, 1999 was favorable $0.7 million, based upon dealer quotes. The effective interest rate for the year ended December 31, 1999 was 9.12%, 9.10% and 8.05% on the Tranche B Loan, Tranche C Loan and the Revolving Credit Facility, respectively.

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

     MANAGEMENT STOCK OPTION PLAN

          At the date of Acquisition, the Company adopted a Management Stock Option Plan (the "Plan") and issued options to purchase 713,000 shares of Common Stock at an exercise price of $10.00 per share (estimated fair value of the Common Stock at date of grant) to officers, key employees and non-employee directors of the Company. The Plan provides that one-half of the options (service-based options) granted under the Plan will vest automatically over a five year period and the other one-half (performance-based options) became eligible for vesting as to 10% on April 15, 1996, as to 20% on April 15, 1997, as to 20% on April 15, 1998, as to 20%on April 15, 1999, and the remaining options become eligible for vesting as to an additional 20% on April 15, 2000, with the remaining 10% becoming eligible for vesting on April 15, 2001, if the Company attains certain predetermined financial performance goals, or in any case no later than the tenth anniversary of the Acquisition. Based upon the Company's performance in 1995, 1996, 1997, 1998 and 1999, the Company's Board of Directors determined that the following eligible performance-based options would vest: 60% on April 15, 1996, 0% on April 15, 1997, 0% on April 15, 1998, 0%
     on April 15, 1999 and 0% on April 15, 2000. The options expire ten years from the date of grant or earlier in certain circumstances. In the event of a Sale or an IPO (as defined in the Plan) of the Company, all outstanding unvested service-based options and performance-based options will become immediately vested and exercisable prior to the effective date of such Sale or IPO. At the date of the Acquisition, the Company reserved 850,000 shares of its Common Stock for issuances under the Plan. Effective August 1, 1997, the number of shares reserved for issuances under the Plan was increased to 1,200,000. Effective July 28, 1999, the number of shares reserved for issuances under the Plan was increased by 300,000. A summary of options outstanding is as follows:

                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1998           1999
                                       ---------      ---------      ---------
    Outstanding, beginning of year       650,000      1,096,500      1,067,000
    Granted                              551,500        141,500        440,000
    Cancelled                           (105,000)      (171,000)       (44,250)
                                       ---------      ---------      ---------
    Outstanding, end of year           1,096,500      1,067,000      1,462,750
                                       =========      =========      =========
       Exercisable, end of year          161,470        295,473        469,117
                                       =========      =========      =========

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

                                             1997       1998       1999
                                           ---------  ---------  ---------
       Net loss          As reported       $(70,921)  $(56,764)   $(14,758)
                         Pro Forma         $(71,503)  $(57,051)   $(15,406)

          The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    1997      1998      1999
                                  --------  --------  --------
       Risk free interest rate       5.72%     4.56%     6.36%
       Expected life              5 years   5 years   5 years
       Expected volatility            ---       ---       ---
       Expected dividend yield        ---       ---       ---

8.  INCOME TAXES

          The (benefit) provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                       DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1999
                       ------------------  ------------------  ------------------
       Current:
         Federal                 $   ---             $   ---              $  ---
         State                       ---                 ---                 ---
         Foreign                     707               1,105               1,206
                                 -------             -------              ------
           Total                 $   707               1,105               1,206
                                 -------             -------              ------

       Deferred:
         Federal                 $ 1,059             $   929              $  ---
         State                    (2,203)                221                 ---
         Foreign                    (623)             (1,377)               (169)
                                 -------             -------              ------
           Total                  (1,767)               (227)               (169)
                                 -------             -------              ------
            Total                $(1,060)            $   878              $1,037
                                 =======             =======              ======

            The difference between the Company's effective income tax rate and the United States statutory rate for the years ended December 31, 1997, 1998 and 1999 is reconciled below:

                                                 YEAR ENDED           YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 1997    DECEMBER 31, 1998    DECEMBER 31, 1999
                                             -------------------  -------------------  -------------------

    United States statutory rate                         35.00%               35.00%               35.00%
       State income taxes, net of Federal
       income tax benefit                                 4.32%                4.17%                5.44%
       Effect of foreign operations                      (0.17%)              (3.55%)              (8.02%)
       Miscellaneous                                     (2.83%)              (1.73%)              (2.00%)
       Net operating loss carryforwards
       with no anticipated benefit                      (34.79%)             (35.54%)            (43.53%)
                                                        ------               ------              -------
          Total                                           1.53%              (1.65%)             (13.11%)
                                                        ======               ======              =======

          See Footnote 11 for disaggregated information as to domestic and foreign income before taxes.

          Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1999
                                                   ------------   ------------
       Deferred tax assets:
          Net operating loss carryforwards             $ 48,725       $ 60,030
          Amortization - identifiable intangibles        25,646         22,578
          Postretirement and pension benefits             5,185          5,502
          Inventory                                       5,130          2,598
          Depreciation                                    4,809          5,075
          Other                                           5,824          6,764
                                                       --------       --------
          Total gross deferred tax assets                95,319        102,547
                                                       --------       --------
       Less: valuation allowance                        (44,868)       (48,779)
                                                       --------       --------
       Net deferred tax assets                         $ 50,451       $ 53,768
                                                       ========       ========

       Deferred tax liabilities:
          Amortization - goodwill                      $ (5,481)      $ (7,080)
          Capitalized software costs                     (4,209)        (5,135)
          Other                                            (996)        (1,619)
                                                       --------       --------
          Total deferred tax liabilities               $(10,686)      $(13,834)
                                                       ========       ========

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

          Future minimum lease payments for operating leases as of December 31, 1999 are as follows:

    YEARS ENDING DECEMBER 31,
           2000                                             $ 5,430
           2001                                               4,066
           2002                                               2,883
           2003                                               2,550
           2004                                               2,125
           Later years                                       23,307
                                                            -------
          Total minimum lease payments                      $40,361
                                                            =======

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

          In July, 1999, Bruce Hilt d/b/a Integrated Resources, Inc. filed a complaint in the Middle District of Alabama against the Company and Pitney Bowes Credit Corporation. Plaintiff commenced this action in Alabama State Court as a purported class action for similarly situated persons within the State of Alabama. Plaintiff alleges that the Company's recording system he leases from Pitney Bowes Credit Corporation is not Y2K compliant and will not function after December 31, 1999. The complaint seeks damages of less than $74,000 per class member and alleges that there are hundreds of potential class members. In August, 1999, the Company and Pitney Bowes removed the action to Federal Court, in part based on the new Federal Y2K Act, 15 U.S.C. (S) 6601, et seq. (the "Y2K Act"). Plaintiff has filed a motion to remand the case to State Court, which is fully briefed and before the Court.

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

11.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

          Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, has fully and unconditionally guaranteed the repayment of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation". Dictaphone Non-U.S. is not a guarantor of the Notes. Financial information for Dictaphone Corporation (Dictaphone Corporation (U.S.)) is presented in the following schedules.

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)

          The following are the supplemental consolidating statement of operations and cash flow information for the years ended December 31, 1997, 1998 and 1999, and the supplemental consolidating balance sheet information as of December 31, 1998 and 1999.


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1997


                                         DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                        CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                        -----------   ----------   -------------   ------------
   Revenue from:
    Product sales and rentals              $183,200      $32,356        $(12,662)      $202,894
    Contract manufacturing sales             42,864          ---             ---         42,864
    Support services                         83,918       10,366             ---         94,284
                                           --------      -------        --------       --------
       Total revenues                       309,982       42,722         (12,662)       340,042
                                           --------      -------        --------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals              94,726       20,815         (13,133)       102,408
      Contract manufacturing sales           37,878          ---             ---         37,878
      Support services                       47,897        6,249             ---         54,146
                                           --------      -------        --------       --------
       Total costs                          180,501       27,064         (13,133)       194,432
                                           --------      -------        --------       --------
    Selling and administrative              141,749       13,776             ---        155,525
    Research and development                 14,705          ---             ---         14,705
    Interest expense - net and other         42,111        2,551             ---         44,662
                                           --------      -------        --------       --------
       Total costs and expenses             379,066       43,391         (13,133)       409,324
                                           --------      -------        --------       --------

   Equity (loss) earnings                   (11,382)         ---          11,382            ---
                                           --------      -------        --------       --------

   (Loss) income before income taxes        (80,466)        (669)         11,853        (69,282)

   Income tax benefit (expense)               1,163           87            (190)         1,060
                                           --------      -------        --------       --------

   Net (loss) income                       $(79,303)     $  (582)       $ 11,663       $(68,222)
                                           ========      =======        ========       ========

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1998



                                         DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                        CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                        -----------   ----------   -------------   ------------
   Revenue from:
    Product sales and rentals              $189,818      $17,355        $ (9,843)      $197,330
    Contract manufacturing sales             47,063          ---             ---         47,063
    Support services                         80,330        7,595             ---         87,925
                                           --------      -------        --------       --------
       Total revenues                       317,211       24,950          (9,843)       332,318
                                           --------      -------        --------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals              88,978       11,450         (10,380)        90,048
      Contract manufacturing sales           39,773          ---             ---         39,773
      Support services                       54,315        4,552             ---         58,867
                                           --------      -------        --------       --------
       Total costs                          183,066       16,002         (10,380)       188,688
                                           --------      -------        --------       --------
    Selling and administrative              126,691       13,174               7        139,872
    Research and development                 17,128          ---             ---         17,128
    Interest expense - net and other         36,482        2,960             ---         39,442
                                           --------      -------        --------       --------
       Total costs and expenses             363,367       32,136         (10,373)       385,130
                                           --------      -------        --------       --------

   Equity (loss) earnings                    (4,496)         ---           4,496            ---
                                           --------      -------        --------       --------

   (Loss) income before income taxes        (50,652)      (7,186)          5,026        (52,812)

   Income tax (expense) benefit              (1,405)         732            (205)          (878)
                                           --------      -------        --------       --------

   Net (loss) income                       $(52,057)     $(6,454)       $  4,821       $(53,690)
                                           ========      =======        ========       ========


11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                          YEAR ENDED DECEMBER 31, 1999

                                         DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                        CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                        -----------   ----------   -------------   ------------

   Revenue from:
    Product sales and rentals              $201,798      $26,888        $(14,913)      $213,773
    Contract manufacturing sales             44,288          ---             ---         44,288
    Support services                         86,575        9,098             ---         95,673
                                           --------      -------        --------       --------
       Total revenues                       332,661       35,986         (14,913)       353,734
                                           --------      -------        --------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals              92,870       16,055         (14,999)        93,926
      Contract manufacturing sales           37,657          ---              --         37,657
      Support services                       51,993        5,619             ---         57,612
                                           --------      -------        --------       --------
       Total costs                          182,520       21,674         (14,999)       189,195
                                           --------      -------        --------       --------
    Selling and administrative              112,269       10,408             ---        122,677
    Research and development                  9,761          ---             ---          9,761
    Interest expense - net and other         37,675        2,332             ---         40,007
                                           --------      -------        --------       --------
       Total costs and expenses             342,225       34,414         (14,999)       361,640
                                           --------      -------        --------       --------

   Equity earnings (loss)                     1,580          ---          (1,580)           ---
                                           --------      -------        --------       --------

   (Loss) income before income taxes         (7,984)       1,572          (1,494)        (7,906)

   Income tax (expense) benefit                 (87)        (915)            (35)        (1,037)
                                           --------      -------        --------       --------

   Net (loss) income                       $ (8,071)     $   657        $ (1,529)      $ (8,943)
                                           ========      =======        ========       ========


11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               DECEMBER 31, 1998


                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 -----------   ----------  -------------   ------------

   ASSETS
   Current assets:
    Cash and cash equivalents                       $ 10,114      $ 1,613       $    ---       $ 11,727
    Accounts receivable, less allowances              75,447        6,782         (4,797)        77,432
    Inventories                                       50,666        2,987           (291)        53,362
    Other current assets                               4,062        3,079            118          7,259
                                                    --------      -------       --------       --------
      Total current assets                           140,289       14,461         (4,970)       149,780

   Investments in subsidiaries                        28,520          ---        (28,520)           ---
   Property, plant and equipment, net                 29,320        3,105            ---         32,425
   Deferred financing costs                            9,920          ---            ---          9,920
   Intangibles, net                                  192,492       13,630            ---        206,122
   Other assets                                       52,028        4,052            ---         56,080
                                                    --------      -------       --------       --------
   Total assets                                     $452,569      $35,248       $(33,490)      $454,327
                                                    ========      =======       ========       ========

   LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                        $ 44,748      $11,111       $ (5,581)      $ 50,278
    Advance billings                                  37,294        2,292            ---         39,586
    Current portion of long-term debt                    628          167            ---            795
                                                    --------      -------       --------       --------
      Total current liabilities                       82,670       13,570         (5,581)        90,659
   Long-term debt                                    369,445       17,783        (17,491)       369,737
   Accrued pension liability                           8,352          ---            ---          8,352
   Other liabilities                                  13,324          817            ---         14,141
   Stockholders' equity (deficit)                    (21,222)       3,078        (10,418)       (28,562)
                                                    --------      -------       --------       --------
   Total liabilities and stockholders' equity       $452,569      $35,248       $(33,490)      $454,327
                                                    ========      =======       ========       ========

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
                                                    ========      =======       ========       ========


11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)

                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                          YEAR ENDED DECEMBER 31, 1997

                              DICTAPHONE   DICTAPHONE   CONSOLIDATING
                             CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                             -----------   ----------   -------------   ------------
   Operating activities:
     Net loss                   $(66,646)     $  (582)        $  (994)      $(68,222)
     Adjustments to
      reconcile net
      loss to net cash
       provided by (used
       in) operating
       activities:
      Depreciation and
       amortization               65,115        3,400             ---         68,515
      Provision for
       deferred income
       taxes                      (1,334)        (623)            190         (1,767)
      Non-recurring charge
       for digital
      product obsolescence        13,426        1,476             ---         14,902
      Change in assets and
       liabilities:
       Accounts receivable       (14,811)      (1,165)         (2,893)       (18,869)
       Inventories                (8,442)       4,385            (471)        (4,528)
       Other current assets       (1,907)          31             ---         (1,876)
       Accounts payable and
        accrued liabilities        6,821       (3,815)          2,890          5,896
       Advance billings            3,006         (504)            ---          2,502
       Other assets and
        other                    (12,323)         169           1,158        (10,996)
                                --------      -------         -------       --------
   Net cash (used in)
    provided by
    operating activities         (17,095)       2,772            (120)       (14,443)
                                --------      -------         -------       --------

   Investing activities:
     Net investment in
      fixed assets                (4,962)        (937)            ---         (5,899)
                                --------      -------         -------       --------
   Net cash used for
    investing activities          (4,962)        (937)            ---         (5,899)
                                --------      -------         -------       --------

   Financing activities:
     Borrowing under term
      loan facility               62,750          ---             ---         62,750
     Repayment under term
      loan facility              (71,000)         ---             ---        (71,000)
     Proceeds from sale of
      common stock                35,000          ---             ---         35,000
     Borrowings under
      revolving credit
      facility                    88,600          ---             ---         88,600
     Repayments under
      revolving credit
      facility                   (88,600)         ---             ---        (88,600)
     Other                        (2,986)      (1,103)            120         (3,969)
                                --------      -------         -------       --------
   Net cash provided by
    (used in) financing
    activities                    23,764       (1,103)            120         22,781
                                --------      -------         -------       --------

   Effect of exchange rate
    changes on cash                  ---          (89)            ---            (89)
                                --------      -------         -------       --------

   Increase in cash                1,707          643             ---          2,350

   Cash and cash
    equivalents,
    beginning of period            6,569        1,358             ---          7,927
                                --------      -------         -------       --------

   Cash and cash
    equivalents,
     end of period              $  8,276      $ 2,001         $   ---       $ 10,277
                                ========      =======         =======       ========

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                          YEAR ENDED DECEMBER 31, 1998

                              DICTAPHONE   DICTAPHONE   CONSOLIDATING
                             CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                             -----------   ----------   -------------   ------------
   Operating activities:
     Net loss                   $(52,057)     $(6,461)        $ 4,828       $(53,690)
     Adjustments to
      reconcile net
      loss to net cash
       provided by (used
       in) operating
       activities:
      Depreciation and
       amortization               36,987        2,908             ---         39,895
      Provision for
       deferred income
       taxes                       1,150       (1,377)            ---           (227)
      Non-recurring charge
       for product
      obsolescence                 4,999          ---             ---          4,999
      Change in assets and
       liabilities:
       Accounts receivable       (10,563)       1,661           3,153         (5,749)
       Inventories                (9,703)         505            (537)        (9,735)
       Other current assets        3,807          678             205          4,690
       Accounts payable and
        accrued liabilities        3,978        4,731          (3,787)         4,922
       Advance billings            3,042         (519)            ---          2,523
       Other assets and
        other                    (10,488)          87          (5,650)       (16,051)
                                --------      -------         -------        -------
   Net cash (used in)
    provided by
    operating activities         (28,848)       2,213          (1,788)       (28,423)
                                --------      -------         -------        -------

   Investing activities:
     Net investment in
      fixed assets                (8,224)        (627)            ---         (8,851)
     Proceeds from sale of
      building                    14,000          ---             ---         14,000
                                --------      -------         -------        -------
   Net cash provided by
    (used in) investing
    activities                     5,776         (627)            ---          5,149
                                --------      -------         -------        -------

   Financing activities:
     Repayment under term
      loan facility               (2,427)         ---             ---         (2,427)
     Borrowings under
      revolving credit
      facility                    79,000          ---             ---         79,000
     Repayments under
      revolving credit
      facility                   (49,500)         ---             ---        (49,500)
     Other                        (2,163)      (1,940)          1,788         (2,315)
                                --------      -------         -------        -------
   Net cash provided by
    (used in) financing
    activities                    24,910       (1,940)          1,788         24,758
                                --------      -------         -------        -------

   Effect of exchange rate
    changes on cash                  ---          (34)            ---            (34)
                                --------      -------         -------        -------

   Increase (decrease) in
    cash                           1,838         (388)            ---          1,450

   Cash and cash
    equivalents,
    beginning of period            8,276        2,001             ---         10,277
                                --------      -------         -------        -------

   Cash and cash
    equivalents,
    end of period               $ 10,114      $ 1,613         $   ---       $ 11,727
                                ========      =======         =======       ========

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION (CONTINUED)

                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                          YEAR ENDED DECEMBER 31, 1999

                              DICTAPHONE   DICTAPHONE   CONSOLIDATING
                             CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                             -----------   ----------   -------------   ------------
   Operating activities:
     Net loss                   $ (8,071)     $   657         $(1,529)      $ (8,943)
     Adjustments to
      reconcile net
      loss to net cash
       provided by (used
       in)
      operating activities:
      Depreciation and
       amortization               28,444        1,671             ---         30,115
      Provision for
       deferred income
       taxes                         ---         (483)            323           (160)
      Non-recurring charge
       for product
      obsolescence                   ---          ---             ---            ---
      Change in assets and
       liabilities:
       Accounts receivable       (17,161)      (3,923)         (2,201)       (23,285)
       Inventories                 2,901          790             (86)         3,605
       Other current assets          711          587            (288)         1,010
       Accounts payable and
        accrued liabilities          519          626           2,985          4,130
       Advance billings            9,277          187             ---          9,464
       Other assets and
        other                    (13,613)        (753)          2,863        (11,503)
                                --------      -------         -------       --------
   Net cash provided by
    (used in)
    operating activities           3,007         (641)          2,067          4,433
                                --------      -------         -------       --------

   Investing activities:
     Net investment in
      fixed assets               (11,457)        (876)            ---        (12,333)
                                --------      -------         -------       --------
   Net cash used for
    investing
    activities                   (11,457)        (876)            ---        (12,333)
                                --------      -------         -------       --------

   Financing activities:
     Repayment under term
      loan facility                 (628)         ---             ---           (628)
     Proceeds from sale of
      preferred stock             20,000          ---             ---         20,000
     Borrowings under
      revolving credit
      facility                    42,500          ---             ---         42,500
     Repayments under
      revolving credit
      facility                   (58,000)         ---             ---        (58,000)
     Other                          (941)       1,526          (2,067)        (1,482)
                                --------      -------         -------       --------
   Net cash provided by
    (used in) financing
    activities                     2,931        1,526          (2,067)         2,390
                                --------      -------         -------       --------

   Effect of exchange rate
    changes on cash                  ---          (27)            ---            (27)
                                --------      -------         -------       --------

   Decrease in cash               (5,519)         (18)            ---         (5,537)

   Cash and cash
    equivalents,
    beginning of period           10,114        1,613             ---         11,727
                                --------      -------         -------       --------

   Cash and cash
    equivalents,
    end of period               $  4,595      $ 1,595         $   ---       $  6,190
                                ========      =======         =======       ========


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

                             DICTAPHONE CORPORATION
                              SEGMENT INFORMATION

                                                SYSTEM
                                              PRODUCTS &      CONTRACT
                                               SERVICES    MANUFACTURING     TOTAL
                                              ----------   -------------   --------
     Revenue from external customers    1999    $309,446         $44,288   $353,734
                                        1998     285,255          47,063    332,318
                                        1997     297,178          42,864    340,042
     Intersegment revenues              1999         ---          37,664     37,664
                                        1998         ---          54,411     54,411
                                        1997         ---          55,919     55,919
     Interest expense, net              1999      39,882             ---     39,882
                                        1998      39,570             ---     39,570
                                        1997      44,241             ---     44,241
     Depreciation and amortization      1999      28,675           1,440     30,115
                                        1998      38,240           1,655     39,895
                                        1997      66,534           1,981     68,515
     Segment profit (loss)              1999     (13,335)          5,429     (7,906)
                                        1998     (57,424)          4,612    (52,812)
                                        1997     (76,036)          6,754    (69,282)
     Segment assets                     1999     456,938          44,615    501,553
                                        1998     444,979          43,805    488,784
                                        1997     459,607          51,050    510,657
     Expenditures for segment assets    1999     (10,985)         (1,348)   (12,333)
                                        1998      (8,503)           (348)    (8,851)
                                        1997      (5,754)           (145)    (5,899)

12. DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED INFORMATION (Continued)


     GEOGRAPHIC INFORMATION
                                                              LONG-LIVED
                                                    REVENUES    ASSETS
                                                    --------  ----------
     United States                            1999  $303,682    $309,042
                                              1998   293,321     312,280
                                              1997   288,906     340,312

     Canada                                   1999    20,596       4,909
                                              1998    11,641       5,320
                                              1997    16,659       5,439

     Europe                                   1999    20,508      15,135
                                              1998    19,492      15,467
                                              1997    25,156      15,468

     Latin America                            1999     4,057         ---
                                              1998     3,625         ---
                                              1997     3,674         ---

     Far East                                 1999     4,891         ---
                                              1998     4,239         ---
                                              1997     5,647         ---

     Adjustments                              1999       ---     (30,883)
                                              1998       ---     (28,520)
                                              1997       ---     (33,847)

      TOTAL                                   1999   353,734     298,203
                                              1998   332,318     304,547
                                              1997   340,042     327,372


     REVENUE RECONCILIATION
     Total revenue for reportable segments              1999    $391,398
                                                        1998     386,729
                                                        1997     395,961

     Elimination of intersegment revenues               1999     (37,664)
                                                        1998     (54,411)
                                                        1997     (55,919)

      TOTAL CONSOLIDATED REVENUES                       1999     353,734
                                                        1998     332,318
                                                        1997     340,042

12. DISCLOSURES ABOUT SEGMENTS ON AN ENTERPRISE AND RELATED INFORMATION (Continued)


     ASSET RECONCILIATION

     Total assets for reportable segments    1999  $501,553
                                             1998   488,784
                                             1997   510,657

     Adjustments                             1999   (40,415)
                                             1998   (34,457)
                                             1997   (40,615)

      CONSOLIDATED TOTAL                     1999   461,138
                                             1998   454,327
                                             1997   470,042

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

                                                                                                                POSTRETIREMENT
                                                                     PENSION BENEFITS                              BENEFITS
                                                                 ------------------------                -------------------------
                                                                   1998           1999                     1998             1999
 RECONCILIATION OF PROJECTED BENEFIT OBLIGATION
 ----------------------------------------------
  Projected benefit obligation at beginning of year              $50,182         $ 57,969                 $10,946          $ 6,057
   Service cost                                                    2,393            2,820                     668              301
   Interest cost                                                   3,499            3,723                     353              202
   Benefits paid                                                  (1,778)          (1,330)                   (289)            (470)
   Plan change                                                       ---              ---                     ---           (2,710)
   Actuarial (gain) or loss                                        3,683           (8,396)                 (5,621)            (493)
   Foreign exchange                                                  (10)              28                     ---              ---
                                                                 -------         --------                 -------          -------
  Projected benefit obligation at end of year                     57,969           54,814                   6,057            2,887
                                                                 -------         --------                 -------          -------

 RECONCILIATION OF ASSETS
 ------------------------
  Assets at beginning of year                                     51,954           57,775                     ---              ---
   Actual return on plan assets                                    7,632            2,629                     ---              ---
   Employer contributions                                            372              212                     289              470
   Employee contributions                                            ---              135                     ---              ---
   Benefits paid                                                  (1,778)          (1,330)                   (289)            (470)
   Foreign exchange                                                 (405)             (57)                    ---              ---
                                                                 -------         --------                 -------          -------
  Fair value of plan assets at end of year                        57,775           59,364                     ---              ---
                                                                 -------         --------                 -------          -------

 ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
 ----------------------------------------------
 Vested benefit obligation                                        45,652           43,957                     ---              ---
 Accumulated benefit obligation                                   49,525           47,382                   6,057            2,887
 Projected benefit obligation                                     57,969           54,814                     ---              ---
 Plan assets at fair value                                        57,775           59,364                     ---              ---
 Projected benefit obligation (in excess of) or less
  than plan assets                                                  (194)           4,550                  (6,057)          (2,887)
 Unrecognized net (gain) or loss                                  (4,072)         (10,070)                 (3,692)          (5,834)
 Unrecognized net obligation (asset) existing at year
  end                                                               (769)            (557)                    ---              ---
                                                                 -------         --------                 -------          -------
 Prepaid benefit cost (liability) recognized in the
  statement of financial position                                 (5,035)          (6,077)                 (9,749)          (8,721)
                                                                 -------         --------                 -------          -------
 Net periodic benefit cost included in the following
  components:
 Service cost - benefits earned during the year                    2,393            2,820                     668              301
 Interest on projected benefit obligation                          3,499            3,723                     353              202
 Expected return on assets                                        (4,682)          (4,582)                    ---              ---
 Amortization of transitional assets at beginning of
  year                                                              (204)            (201)                    ---              ---

 Amortization of prior service cost at beginning of year             ---              ---                     ---             (455)
 Amortization of (gain)/loss at beginning of year                    (80)            (578)                   (656)            (605)
                                                                 -------         --------                 -------          -------

 Net periodic benefit cost                                       $   926         $  1,182                 $   365          $  (557)
                                                                 -------         --------                 -------          -------

 Discount rate for net periodic benefit cost                        6.78%            6.45%                   7.00%            6.75%
 Discount rate for disclosure information                           6.73%            7.27%                   6.75%            7.75%
 Salary increase assumption                                         4.56%            4.53%                   4.75%            4.75%
 Long term rate of return on assets                                 8.87%            8.90%                    ---              ---

                                                                                            1 PERCENTAGE            1 PERCENTAGE
                                                                                            POINT INCREASE          POINT DECREASE
                                                                                            ---------------------   --------------
 Effect on total of service and interest cost components              --             1999          N/A                    N/A
                                                                      --             1998      $    61                $   (54)
 Effect on postretirement benefit obligation                          --             1999          N/A                    N/A
                                                                      --             1998          252                   (244)

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

SCHEDULE II


                             DICTAPHONE CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                   BALANCE AT  CHARGED TO              BALANCE
                                   BEGINNING   COSTS AND              AT END OF
           DESCRIPTION             OF PERIOD    EXPENSES   DEDUCTIONS  PERIOD
           -----------             ---------    --------   ----------  ------


Year ended December 31, 1999
---------------------------------
Allowance for doubtful accounts        $  968      $2,461      $1,628  $1,801

Year ended December 31, 1998
---------------------------------
Allowance for doubtful accounts           810       1,872       1,714     968

Year ended December 31, 1997
---------------------------------
Allowance for doubtful accounts         1,339          72         601     810


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------
(A)  1.  Financial Statements
         --------------------
         The financial statements are included in Part II, Item 8 of this Report.

     2.  Financial Statement Schedules and Supplementary Information Required to
         -----------------------------------------------------------------------
be Submitted
------------
         Schedule II "Valuation and Qualifying Accounts" is included in Part II,
Item 8 of this Report.

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

        4.7 -- Limited Waiver and Fifth Amendment to Credit Agreement, dated December 31, 1998, by and among Dictaphone Corporation (U.S.) and the Lenders party thereto.

        4.8 -- Limited Waiver and First Amendment to Credit Agreement, dated as of December 31, 1998, among Dictaphone Corporation (U.S.) and the Lenders party thereto.

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

       10.5 -- Amendment to employment contract of John H. Duerden, dated January 1, 1997 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997). +

       10.6 -- Letter Agreement, dated October 21, 1998, between Dictaphone Corporation and Joseph D. Skrzypczak. +

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

       10.20 -- Letter Agreement, dated May 28, 1997, between Dictaphone Corporation and Mr. Daniel P. Hart. +

       10.21 -- Executive Severance Agreement, dated November 11, 1996, between Dictaphone Corporation and Mr. Daniel Hart.

       10.22 -- Employment Agreement dated June 1, 1999, between Dictaphone Corporation and Mr. Daniel P. Hart (filed as Exhibit 10.22 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, filed on November 15, 1999). +

       Exhibits                          DESCRIPTION
       --------                          -----------

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
----------------------------
*                Filed herewith.

+    Management contract of compensatory arrangement.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stratford, State of Connecticut, on this 20th day of November, 2000.

                                       DICTAPHONE CORPORATION

                                  By:       /s/ Joseph D. Skrzypczak
                                        -----------------------------
                                        Joseph D. Skrzypczak
                                        Chief Operating Officer,
                                        Chief Financial Officer and Director