Form 10-Q/A
period 2000-03-31
DICTAPHONE CORP /DE
filed 2000-11-21
CIK 946734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                  FORM 10-Q/A
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000
                    or
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from            to            .
                                      ----------    -----------

                      Commission File Number:    33-93464

                            DICTAPHONE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                   04-3506655
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

      ------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES     X         NO
            -------          -------

Number of shares of Common Stock, par value $.01 per share, outstanding as of May 12, 2000: 1,000

The Common Stock of the registrant is not publicly traded.

                            DICTAPHONE CORPORATION
                            ----------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION
------------------------------

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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

                            DICTAPHONE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            (Dollars in thousands)

                                               THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED
                                              MARCH 31, 1999   MARCH 31, 2000
                                              ---------------  ---------------
       Revenues:
          Product sales and rentals                  $48,228         $ 44,245
          Contract manufacturing sales                10,348            9,154
          Support services                            24,035           27,859
                                                     -------         --------
            Total revenue                             82,611           81,258
                                                     -------         --------

       Costs and expenses:

          Cost of:
            Product sales and rentals                 21,323           31,014
            Contract manufacturing sales               8,718            7,979
            Support services                          13,409           15,197
                                                     -------         --------
               Total costs                            43,450           54,190
                                                     -------         --------

          Selling and administrative                  26,955           26,148

          Amortization of intangibles                  3,239            2,209

          Research and development                     2,438            1,777
                                                     -------         --------

       Operating profit (loss)                         6,529           (3,066)

       Interest expense                               10,139           10,494

       Other expense (income) - net                      331             (210)
                                                     -------         --------

       Loss before income taxes                       (3,941)         (13,350)

       Income tax expense                                225                5
                                                     -------         --------

          Net loss                                    (4,166)         (13,355)

          Stock dividends on PIK Preferred
            Stock                                      1,231            1,649
                                                     -------         --------

          Net loss applicable to Common Stock        $(5,397)        $(15,004)
                                                     =======         ========

    See accompanying notes to condensed consolidated financial statements.

                            DICTAPHONE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                       DECEMBER 31,   MARCH 31,
                                                          1999         2000
                                                         ----------  ---------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $   6,190    $   5,002
  Accounts receivable, less allowances of $1,801
   and $1,851, respectively                               100,834      100,242
  Inventories                                              49,759       39,470
  Other current assets                                      6,152        6,321
                                                        ---------    ---------
    Total current assets                                  162,935      151,035
Property, plant and equipment, net                         37,489       38,888
Deferred financing costs, net of accumulated
 amortization of $16,145 and $16,749, respectively          8,141        7,538
Intangibles, net of accumulated amortization of
 $133,964 and $136,173 respectively                       194,865      192,489
Deferred tax asset                                         39,934       40,220
Other assets                                               17,774       18,359
                                                        ---------    ---------
    Total assets                                        $ 461,138    $ 448,529
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  11,755    $  11,251
  Interest payable                                          9,965        4,165
  Accrued liabilities                                      30,928       20,419
  Advance billings                                         49,100       56,625
  Current portion of long-term debt                           790          788
                                                        ---------    ---------
    Total current liabilities                             102,538       93,248
Long-term debt                                            353,443      363,965
Accrued pension liability                                   9,953        9,914
Other liabilities                                          12,806       12,462
                                                        ---------    ---------
    Total liabilities                                     478,740      479,589
                                                        ---------    ---------
Contingencies and concentrations of risk (Note 5)
Stockholders' equity:
  Preferred stock ($.01 par value; 7,500,000 shares
   authorized; 2,742,400 and 2,840,400 shares of
   14% PIK perpetual preferred stock issued and
   outstanding, liquidation values of $27,424 and
   $28,404 at December 31, 1999 and March 31, 2000,
   respectively)                                           27,424       28,404
  Preferred stock ($.01 par value; 10,000,000 shares
   authorized; 2,000,000 shares of 12% Convertible PIK
   preferred stock issued and outstanding, liquidation
   value of $22,975 at March 31, 2000)                     22,306       22,975
  Common stock ($.01 par value; 30,000,000 shares
   authorized; 12,934,000 shares outstanding at
   December 31, 1999 and March 31, 2000)                      130          130
  Notes receivable from stockholders                         (741)        (741)
  Additional paid-in capital                              115,140      113,491
  Treasury stock, at cost (66,000 shares at December 31,
   1999 and March 31, 2000, respectively)                    (660)        (660)
  Accumulated deficit                                    (179,360)    (192,715)
  Accumulated other comprehensive loss                     (1,841)      (1,944)
                                                        ---------    ---------
    Total stockholders' equity (deficit)                  (17,602)     (31,060)
                                                        ---------    ---------
    Total liabilities and stockholders' equity          $ 461,138    $ 448,529
                                                        =========    =========

     See accompanying notes to condensed consolidated financial statements.

                            DICTAPHONE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                            (Dollars in thousands)


                                                  THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                 MARCH 31, 1999   MARCH 31, 2000
                                                 --------------   --------------
   Operating activities:
     Net loss                                      $ (4,166)        $(13,355)
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
       Depreciation and amortization                  6,140            7,215
       Provision for deferred income taxes               25             (314)
       Non-cash provision for inventory
        obsolescence (Note 2)                           ---            9,206
       Changes in assets and liabilities:
         Accounts receivable                        (12,023)             575
         Inventories                                  4,443            1,070
         Other current assets                         1,803             (206)
         Accounts payable and accrued liabilities   (13,887)         (16,708)
         Advance billings                             4,825            7,524
         Other assets and other                      (3,036)          (3,119)
                                                   --------         --------
           Net cash used in operating activities    (15,876)          (8,112)
                                                   --------         --------

   Investing activities:
     Net investment in fixed assets                  (3,733)          (3,360)
                                                   --------         --------
       Net cash used in investing activities         (3,733)          (3,360)
                                                   --------         --------

   Financing activities:
     Sale of preferred stock                         20,000              ---
     Borrowings under revolving credit facility      12,500           13,000
     Repayments under revolving credit facility     (19,500)          (2,000)
     Repayments under term loans                        ---             (439)
     Other                                             (316)            (278)
                                                   --------         --------
       Net cash provided by financing activities     12,684           10,283
                                                   --------         --------

   Effect of exchange rate changes on cash              (42)               1
                                                   --------         --------

   Decrease in cash                                  (6,967)          (1,188)

   Cash and cash equivalents, beginning of period    11,727            6,190
                                                   --------         --------
   Cash and cash equivalents, end of period        $  4,760         $  5,002
                                                   ========         ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                   $ 15,817         $ 15,559
                                                   ========         ========
   Income taxes paid                               $     15         $  1,063
                                                   ========         ========


     See accompanying notes to condensed consolidated financial statements.

                             DICTAPHONE CORPORATION
c       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (Dollars in thousands, or as otherwise indicated)


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

       Revenue. Revenue is recognized when earned. In accordance with American Institute of Certified Public Accountants Statements of Position 97-2 "Software Revenue Recognition" and related amendments, for products with a significant software element (primarily voice processing and communication recording systems), the Company records revenue attributable to the hardware and software elements upon shipment and defers revenue attributable to undelivered elements (principally installation and training) to the periods in which the related obligations are performed. Vendor specific objective evidence exists for each of these elements, derived from the sale prices of each element of the sales arrangement when sold separately. Revenue for other products (primarily analog desktop and portable dictation products that do not have significant software content) is recognized upon shipment. Revenue from maintenance and support services is recognized ratably over the relevant contractual period. The Company may grant sales discounts to customers. Such sales discounts are reflected as a reduction in the associated revenue from product sales and rentals.

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

2. INVENTORIES

       Inventories consist of the following:
                                            DECEMBER 31,   MARCH 31,
                                               1999         2000
                                            ------------  ----------
       Raw materials and work in process     $ 23,376      $ 24,094
       Supplies and service parts              11,083         3,979
       Finished products                       15,300        11,397
                                             --------      --------
       Total inventories                     $ 49,759       $39,470
                                             ========      ========

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

                                            DECEMBER 31,   MARCH 31,
                                               1999         2000
                                           ------------  ----------
       Goodwill                              $123,737      $122,700
       Tradenames                              69,318        68,831
       Non-compete agreement                    1,041           623
       Patents                                    769           335
                                             --------      --------
                                             $194,865      $192,489
                                             ========      ========

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

5. CONTINGENCIES AND CONCENTRATIONS OF RISK

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

       Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
   (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). As of March 31, 2000 the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

   and the Revolving Credit Facility with an advance from Lernout & Hauspie immediately following the acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

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


                            DICTAPHONE CORPORATION
   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1999

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   Revenue from:
    Product sales and rentals                       $ 44,776      $ 5,722       $ (2,270)      $ 48,228
    Contract manufacturing sales                      10,348          ---            ---         10,348
    Support services                                  21,931        2,104            ---         24,035
                                                    --------      -------       --------       --------
       Total revenues                                 77,055        7,826         (2,270)        82,611
                                                    --------      -------       --------       --------
   Costs and expenses:
    Cost of:
      Product sales and rentals                       20,394        3,217         (2,288)        21,323
      Contract manufacturing sales                     8,718          ---            ---          8,718
      Support services                                12,200        1,209            ---         13,409
                                                    --------      -------       --------       --------
       Total cost                                     41,312        4,426         (2,288)        43,450
                                                    --------      -------       --------       --------
    Selling and administrative                        27,956        2,238            ---         30,194
    Research and development                           2,438          ---            ---          2,438
    Interest expense - net and other                   9,486          984            ---         10,470
                                                    --------      -------       --------       --------
       Total costs and expenses                       81,192        7,648         (2,288)        86,552
                                                    --------      -------       --------       --------
   Equity earnings (loss)                                605          ---           (605)           ---
                                                    --------      -------       --------       --------
   (Loss) income before income taxes                  (3,532)         178           (587)        (3,941)

   Income tax expense                                    (22)        (196)            (7)          (225)
                                                    --------      -------       --------       --------
   Net loss                                         $ (3,554)     $   (18)      $   (594)      $ (4,166)
                                                    ========      =======       ========       ========

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                             DICTAPHONE CORPORATION
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                       THREE MONTHS ENDED MARCH 31, 2000

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   Revenue from:
    Product sales and rentals                       $ 42,051      $ 6,138       $ (3,944)      $ 44,245
    Contract manufacturing sales                       9,154          ---            ---          9,154
    Support services                                  25,891        1,968            ---         27,859
                                                    --------      -------       --------       --------
       Total revenues                                 77,096        8,106         (3,944)        81,258
                                                    --------      -------       --------       --------
   Costs and expenses:
    Cost of:
      Product sales and rentals                       30,225        4,571         (3,782)        31,014
      Contract manufacturing sales                     7,979          ---            ---          7,979
      Support services                                13,685        1,512            ---         15,197
                                                    --------      -------       --------       --------
       Total cost                                     51,889        6,083         (3,782)        54,190
                                                    --------      -------       --------       --------
    Selling and administrative                        26,487        1,870            ---         28,357
    Research and development                           1,777          ---            ---          1,777
    Interest expense - net and other                   9,945          339            ---         10,284
                                                    --------      -------       --------       --------
       Total costs and expenses                       90,098        8,292         (3,782)        94,608
                                                    --------      -------       --------       --------

   Equity earnings (loss)                                404          ---           (404)           ---
                                                    --------      -------       --------       --------

   (Loss) income before income taxes                 (12,598)        (186)          (566)       (13,350)

   Income tax expense (benefit)                           21           50            (66)             5
                                                    --------      -------       --------       --------
   Net loss                                         $(12,619)     $  (236)      $   (500)      $(13,355)
                                                    ========      =======       ========       ========


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               DECEMBER 31, 1999

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   ASSETS
   Current assets:
    Cash and cash equivalents                       $  4,595      $ 1,595       $    ---       $  6,190
    Accounts receivable, less allowances              92,608       10,822         (2,596)       100,834
    Inventories                                       47,765        2,199           (205)        49,759
    Other current assets                               3,351        2,718             83          6,152
                                                    --------      -------       --------       --------
      Total current assets                           148,319       17,334         (2,718)       162,935

   Investments in subsidiaries                        30,883          ---        (30,883)           ---
   Property, plant and equipment, net                 34,444        3,045            ---         37,489
   Deferred financing costs, net                       8,141          ---            ---          8,141
   Intangibles, net                                  182,241       12,624            ---        194,865
   Other assets                                       53,333        4,375            ---         57,708
                                                    --------      -------       --------       --------
   Total assets                                     $457,361      $37,378       $(33,601)      $461,138
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
                                                    ========      =======       ========       ========


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                             DICTAPHONE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                 MARCH 31, 2000

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   ASSETS
   Current assets:
    Cash and cash equivalents                       $  2,752      $ 2,250       $    ---       $  5,002
    Accounts receivable, less allowances              94,404       10,839         (5,001)       100,242
    Inventories                                       38,074        1,763           (367)        39,470
    Other current assets                               3,479        2,693            149          6,321
                                                    --------      -------       --------       --------
      Total current assets                           138,709       17,545         (5,219)       151,035

   Investments in subsidiaries                        30,863          ---        (30,863)           ---
   Property, plant and equipment, net                 36,205        2,683            ---         38,888
   Deferred financing costs, net                       7,538          ---            ---          7,538
   Intangibles, net                                  180,117       12,372            ---        192,489
   Other assets                                       53,872        4,707            ---         58,579
                                                    --------      -------       --------       --------
   Total assets                                     $447,304      $37,307       $(36,082)      $448,529
                                                    ========      =======       ========       ========

   LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                        $ 28,938      $11,974       $ (5,077)      $ 35,835
    Advance billings                                  53,889        2,736            ---         56,625
    Current portion of long-term debt                    628          160            ---            788
                                                    --------      -------       --------       --------
      Total current liabilities                       83,455       14,870         (5,077)        93,248
   Long-term debt                                    363,878       16,578        (16,491)       363,965
   Accrued pension liability                           9,914          ---            ---          9,914
   Other liabilities                                  11,969          493            ---         12,462
   Stockholders' equity (deficit)                    (21,912)       5,366        (14,514)       (31,060)
                                                    --------      -------       --------       --------
   Total liabilities and stockholders' equity       $447,304      $37,307       $(36,082)      $448,529
                                                    ========      =======       ========       ========


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                            DICTAPHONE CORPORATION
   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1999

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   Operating activities:
    Net loss                                        $ (3,554)     $   (18)       $  (594)      $ (4,166)
    Adjustments to reconcile net loss
     to net cash (used in) provided by
     operating activities:
      Depreciation and amortization                    5,693          447            ---          6,140
      Provision for deferred income taxes                ---           25            ---             25
      Change in assets and liabilities:
       Accounts receivable                            (9,125)      (1,731)        (1,167)       (12,023)
       Inventories                                     3,816          645            (18)         4,443
       Other current assets                            1,755           41              7          1,803
       Accounts payable and accrued
       liabilities                                   (14,942)          28          1,027        (13,887)
       Advance billings                                4,108          717            ---          4,825
       Other assets and other                         (3,878)          97            745         (3,036)
                                                    --------      -------       --------       --------
   Net cash (used in) provided by operating
    activities                                       (16,127)         251            ---        (15,876)
                                                    --------      -------       --------       --------

   Investing activities:
    Net investment in fixed assets                    (3,467)        (266)           ---         (3,733)
                                                    --------      -------       --------       --------
   Net cash used in investing activities              (3,467)        (266)           ---         (3,733)
                                                    --------      -------       --------       --------

   Financing activities:
    Sale of preferred stock                           20,000          ---            ---         20,000
    Borrowings from revolving credit facility         12,500          ---            ---         12,500
    Repayments under revolving credit facility       (19,500)         ---            ---        (19,500)
    Other                                               (347)          31            ---           (316)
                                                    --------      -------       --------       --------
   Net cash provided by financing activities          12,653           31            ---         12,684
                                                    --------      -------       --------       --------

   Effect of exchange rate changes on cash               ---          (42)           ---            (42)
                                                    --------      -------   ------------       --------

   Decrease in cash                                   (6,941)         (26)           ---         (6,967)

   Cash and cash equivalents,
    beginning of period                               10,114        1,613            ---         11,727
                                                    --------      -------       --------       --------

   Cash and cash equivalents,
    end of period                                   $  3,173      $ 1,587        $   ---       $  4,760
                                                    ========      =======       ========       ========


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                            DICTAPHONE CORPORATION
   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                       THREE MONTHS ENDED MARCH 31, 2000

                                                  DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                 CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                 ------------  ----------  --------------  -------------
   Operating activities:
     Net loss                                       $(12,619)     $  (236)       $  (500)      $(13,355)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                    6,829          386            ---          7,215
      Provision for deferred income taxes                ---         (314)           ---           (314)
      Non-cash provision for inventory
      obsolescence (Note 2)                            7,919        1,287            ---          9,206
      Change in assets and liabilities:
       Accounts receivable                            (1,796)         (34)         2,405            575
       Inventories                                     1,772         (864)           162          1,070
       Other current assets                             (128)         (12)           (66)          (206)
       Accounts payable and accrued
        liabilities                                  (14,977)         750         (2,481)       (16,708)
       Advance billings                                7,318          206            ---          7,524
       Other assets and other                         (3,115)        (484)           480         (3,119)
                                                    --------      -------        -------       --------
   Net cash (used in) provided by operating
    activities                                        (8,797)         685            ---         (8,112)
                                                    --------      -------        -------       --------
   Investing activities:
     Net investment in fixed assets                   (3,359)          (1)           ---         (3,360)
                                                    --------      -------        -------       --------

   Net cash used in investing activities              (3,359)          (1)           ---         (3,360)
                                                    --------      -------        -------       --------
   Financing activities:
     Sale of Preferred Stock                             ---          ---            ---            ---
     Borrowing from revolving credit facility         13,000          ---            ---         13,000
     Repayment under revolving credit facility        (2,000)         ---            ---         (2,000)
     Repayment under term loan                          (439)         ---            ---           (439)
     Other                                              (248)         (30)           ---           (278)
                                                    --------      -------        -------       --------
   Net cash provided by (used in) financing
    activities                                        10,313          (30)           ---         10,283
                                                    --------      -------        -------       --------

   Effect of exchange rate changes on cash               ---            1            ---              1
                                                    --------      -------        -------       --------

   (Decrease) increase in cash                        (1,843)         655            ---         (1,188)

   Cash and cash equivalents,
    beginning of period                                4,595        1,595            ---          6,190
                                                    --------      -------        -------       --------

   Cash and cash equivalents,
    end of period                                   $  2,752      $ 2,250        $   ---       $  5,002
                                                    ========      =======        =======       ========

7.   COMPREHENSIVE LOSS

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

       Total comprehensive loss for the three months ending March 31, 1999 and 2000 consists of the following:

                                   THREE MONTHS ENDED
                                         MARCH 31,
                                   -------------------
                                      1999        2000
                                   -------    --------
   Net loss                        $(4,166)   $(13,355)
   Foreign currency translation
    adjustments                       (114)       (103)
                                   -------    --------
   Total comprehensive loss        $(4,280)   $(13,458)
                                   =======    ========

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

                             DICTAPHONE CORPORATION
                            SEGMENT PROFIT AND LOSS

                                                System
                                              Products &     Contract
                                               Services    Manufacturing    Total
                                              ----------   -------------  --------
     Revenue from external customers
      Three months ended March 31,      2000    $ 72,104         $ 9,154  $ 81,258
      Three months ended March 31,      1999      72,263          10,348    82,611
     Intersegment revenues
      Three months ended March 31,      2000         ---           7,678     7,678
      Three months ended March 31,      1999         ---          10,527    10,527
     Segment profit (loss)
      Three months ended March 31,      2000     (13,481)            126   (13,355)
       Three months ended March 31,     1999      (5,095)          1,154    (3,941)
     Segment assets
      As of March 31,                   2000     400,646          47,883   448,529
      As of December 31,                1999    $416,523         $44,615  $461,138


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  Nov. 20, 2000                    Dictaphone Corporation
                                 -----------------------------------------------
                                             (Registrant)


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