Form 10-Q/A
period 2000-06-30
DICTAPHONE CORP /DE
filed 2000-11-21
CIK 946734

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                    --------------------------------------

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



                    --------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

EXPLANATORY NOTE:
-----------------

   On May 5, 2000, Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie") acquired all of the outstanding capital stock of Dictaphone Corporation ("Dictaphone" or the "Company") through a merger of the Company into a wholly-owned subsidiary of Lernout & Hauspie (the "Acquisition"). The Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q are divided into Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, for the Two Months ended and as of June 30, 2000 and Dictaphone Corporation, the Predecessor Company, for the One and Four Months ended April 30, 2000 and the Three and Six Months ended June 30, 1999, and as of December 31, 1999. The Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, include the results of operations of Dictaphone Corporation from May 1, 2000. The results of operations for the period from May 1, 2000 through May 4, 2000 are immaterial.

   In connection with the Acquisition, Lernout & Hauspie Speech Products N.V. announced its intent to dispose of Dictaphone's contract manufacturing business in Florida. Dictaphone is currently pursuing various alternatives regarding the sale of that business. The expected net proceeds of the sale and cash flows of this business until it is sold, less an allocation of interest expense for the holding period, were allocated to net assets held for sale in the allocation of the Dictaphone purchase price. Any difference between the actual and expected amounts will result in an adjustment to goodwill. The business held for sale had net income of $0.2 million from the date of Acquisition to June 30, 2000.

   Dictaphone Corporation has a continuing reporting obligation under Section 15(d) of the Securities Exchange Act of 1934 due to contractual obligations entered into in connection with the outstanding Senior Subordinated Notes.

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

              Dictaphone Corporation (Predecessor Company)
              --------------------------------------------

                     Condensed Consolidated Statements of Operations for the
                      One Month and Four Months Ended April 30, 2000 and the Three and
                       Six Months Ended June 30, 1999 (Unaudited)                                    19

                     Condensed Consolidated Balance Sheet as of December 31, 1999                    20

                     Condensed Consolidated Statements of Cash Flows for the
                      Four Months Ended April 30, 2000 and the Six Months Ended June 30,
                       1999 (Unaudited)                                                              21

                     Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                                     22

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      35


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings                                                                        42

ITEM 6.     Exhibits and Reports on Form 8-K                                                         42


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------


                   DICTAPHONE CORPORATION (Successor Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                             (Dollars in thousands)


                                                   TWO MONTHS
                                                     ENDED
                                                 JUNE 30, 2000
                                                 --------------
       Revenues:
          Product sales and rentals                   $ 15,464
          Support services                              12,186
                                                      --------
            Total revenue                               27,650
                                                      --------

       Costs and expenses:

          Cost of:
            Product sales and rentals                    6,482
            Support services                            10,824
                                                      --------
               Total cost                               17,306
                                                      --------

          Selling and administrative                    18,389

          Amortization of intangibles                   16,500

          Research and development                       2,159
                                                      --------

       Operating loss                                  (26,654)

       Interest expense                                  6,446

       Other expense (income) - net                        849
                                                      --------

       Loss before income taxes                        (33,949)

       Income tax benefit                                  227
                                                      --------

          Net loss                                    $(33,722)
                                                      ========



See accompanying notes to unaudited condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Dollars in thousands)



                                                           June 30, 2000
                                                           --------------

ASSETS
Current assets:
  Cash and cash equivalents                                   $    2,747
  Accounts receivable, less allowance of $6,051                   77,781
  Receivable due from affiliate                                    4,533
  Inventories                                                     18,641
  Assets to be disposed of                                        31,028
  Other current assets                                             3,686
                                                              ----------
    Total current assets                                         138,416
Property, plant and equipment, net                                33,485
Intangibles, net                                                 842,866
Other assets                                                       4,053
                                                              ----------
    Total assets                                              $1,018,820
                                                              ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                            $    6,314
  Interest payable                                                12,149
  Accrued liabilities                                             26,237
  Advance billings                                                60,242
  Current portion of long-term debt                               41,798
                                                              ----------
    Total current liabilities                                    146,740
Long-term debt                                                   347,900
Accrued pension liability                                          5,457
Deferred tax liability                                             2,600
Other liabilities                                                 10,460
                                                              ----------
    Total liabilities                                            513,157
                                                              ----------
Contingencies (Note 7)
Stockholder's equity:
  Common stock ($.01 par value; 100 shares outstanding)                1
  Additional paid-in capital                                     539,444
  Accumulated deficit                                            (33,722)
  Accumulated other comprehensive loss                               (60)
                                                              ----------
    Total stockholder's equity                                   505,663
                                                              ----------
    Total liabilities and stockholder's equity                $1,018,820
                                                              ==========




See accompanying notes to unaudited condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              TWO MONTHS
                                                                ENDED
                                                            JUNE 30, 2000
                                                            --------------
   Operating activities:
     Net loss                                                    $(33,722)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                               17,960
       Provision for deferred income taxes                           (240)
       Changes in operating assets and liabilities:
         Accounts receivable                                      (12,916)
         Inventories                                               (5,257)
         Other current assets                                          72
         Accounts payable and accrued liabilities                   1,731
         Advance billings                                          15,179
         Other liabilities                                          1,045
                                                                 --------
           Net cash used in operating activities                  (16,148)
                                                                 --------

   Investing activities:
     Net investment in fixed assets                                  (842)
     Licenses and software development costs capitalized           (2,000)
                                                                 --------
       Net cash used in investing activities                       (2,842)
                                                                 --------

   Financing activities:
     Borrowings under revolving credit facility                    16,500
     Other                                                           (398)
                                                                 --------
       Net cash provided by financing activities                   16,102
                                                                 --------

   Effect of exchange rate changes on cash                            (25)
                                                                 --------

   Decrease in cash                                                (2,913)
                                                                 --------

   Cash and cash equivalents, beginning of period                   5,660
                                                                 --------
   Cash and cash equivalents, end of period                      $  2,747
                                                                 ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                 $    242
                                                                 ========
   Income taxes paid                                             $    167
                                                                 ========




See accompanying notes to unaudited condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (Dollars in thousands, or as otherwise indicated)


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie Speech Products, N.V. On May 5, 2000 Lernout & Hauspie acquired all of the outstanding stock of the Company for approximately 9.4 million shares of Lernout & Hauspie Common Stock, taking into account the two-for-one stock split (of Lernout & Hauspie) effected as of May 12, 2000, through the merger of the Company with a wholly owned subsidiary of Lernout & Hauspie. In connection with the Acquisition, a portion of the Company's approximately $430 million of debt and other obligations were paid off or refinanced by an advance made to the Company by Lernout & Hauspie.

       The capital structure and accounting basis of the assets and liabilities of the Company as of May 1, 2000 and thereafter differ from those of the Company prior to its acquisition (the "Predecessor Company") as a result of the application of purchase accounting. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. The total purchase price has been allocated to tangible and intangible assets and liabilities of the Company based on their estimated fair values.

       The condensed consolidated financial statements of Dictaphone Corporation have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11, as a result of the concerns raised by recent events, the Company and Lernout & Hauspie have been in discussions with their lenders under the L&H Revolving Credit Facility, Dictaphone's limited guaranty of that facility (the "Dictaphone Guaranty"), the Line of Credit and Lernout & Hauspie's guaranty of the Line of Credit ("L&H Guaranty").

       Lernout & Hauspie's lenders under the L&H Revolving Credit Facility have asserted that an event of default may exist under that facility and the associated Dictaphone Guaranty, however, they have not declared an event of default. Deutsche Bank, Dictaphone's lender under the Line of Credit, also has asserted that an event of default exists under the Line of Credit, but similarly has not yet declared an event of default. The Company has not admitted that an event of default exists under the Line of Credit. Deutsche Bank has, however, declared an event of default under the L&H Guaranty. Lernout & Hauspie and the Company are in discussions with their lenders regarding the alleged defaults and the restructuring of the underlying loans and guarantees.

       Based upon the status of the Company's and Lernout & Hauspie's discussions with the banks and the alleged events of default, as to which the Company's lenders have not yet formally declared an event of default, the Company cannot reach a definitive conclusion as to the likelihood that the banks will, in fact, formally declare an event of default under the Line of Credit or the Dictaphone Guaranty. Accordingly, the Company's balance sheet has not been adjusted to reflect the effect of a determination that the likelihood is probable. If it were determined to be probable that the banks would formally declare an event of default under the Dictaphone Guaranty, the Company would be required to make the following adjustments: (i) the intercompany payable (approximately $173 million at September 30, 2000) would be reclassified as a current liability; (ii) the Dictaphone Guaranty, to the extent of the excess of the guaranteed obligation over the intercompany loan balance, would be recorded as a current liability (through a corresponding reduction in additional paid-in capital) rather than being reported solely as a contingent obligation--resulting in an additional current liability of approximately $35.6 million; and (iii) the Notes (approximately $159 million outstanding as of September 30, 2000) would be reclassified as a current liability in light of the cross default provisions under the Indenture.

       The financial statements are unaudited as of and for the two month period ended June 30, 2000, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the period presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

       The accounting policies of the Successor Company are consistent with those of the Predecessor Company as set forth in the Company's Annual Report on Form 10-K, except for revenue recognition and intangibles which are disclosed below.

       Revenue. For voice processing systems and communications recording equipment that have installation requirements, the Company recognizes revenue upon installation, which is when contractual obligations have been satisfied. All revenue on maintenance contracts is recognized ratably over the contract period. Revenue for all other products is recognized upon shipment. The Company may grant sales discounts to customers. Such sales discounts are reflected as a reduction in the associated revenue from product sales and rentals.

       In connection with the Acquisition of the Company by Lernout & Hauspie Speech Products, N.V., management has made certain strategic decisions with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation. This business directive represents a distinct shift from the Company's current business model of typically modular installation with relatively little customization at customer sites. It is this combination of increased software content and heightened customization upon installation which resulted in the change to recognize revenue for the affected products, upon installation.

       Intangibles. Intangible assets are stated at cost less accumulated amortization as provided over the estimated useful lives of the assets. Assembled workforce and capitalized technology are amortized on a straight line basis over five years. Customer lists are amortized on a straight line basis over eight years. All goodwill and tradenames are being amortized on a straight line basis over 10 years. The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining useful life through future operating cash flows on an undiscounted basis.

2. INVENTORIES

   Inventories consist of the following:

                                                      June 30, 2000
                                                      -------------
  Raw materials and work in process                     $  4,322
  Supplies and service parts                               6,200
  Finished products                                        8,119
                                                        --------
  Total inventories                                     $ 18,641
                                                        ========

3. INTANGIBLES

   The following summarizes intangible assets at June 30, 2000. Amortization expense for the two months ended June 30, 2000 was $16,500.

                                                       June 30, 2000
                                                       --------------
  Goodwill                                              $599,466
  Tradenames                                              29,500
  Customer lists                                         132,100
  Assembled workforce                                     21,500
  Capitalized technology                                  76,800
                                                        --------
                                                         859,366
  Accumulated amortization                               (16,500)
                                                        --------
                                                        $842,866
                                                        ========

4. LONG-TERM DEBT

    Long-term debt consists of the following:


                                                                   June 30, 2000
                                                                   -------------

       Revolving line of credit                                        $ 16,500
       Due to Lernout & Hauspie (Parent Company)                        173,000
       Senior subordinated notes                                        200,000
       Other                                                                198
                                                                       --------
                                                                        389,698
         Less current portion                                           (41,798)
                                                                       --------
                                                                       $347,900
                                                                       ========

       The amount due to Lernout & Hauspie is for a term of two years as from May 5, 2000 at a fixed interest rate of 8% per annum, with interest payable at the end of each six month period during the term. The interest payment otherwise due on November 5, 2000 has been deferred for a period of six months. The Senior Subordinated Notes ("Notes") bear interest at a rate of 11 3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. The aggregate principal amount available under the revolving line of credit is $20 million. Loans under the revolving line of credit bear interest at a per annum interest rate equal to Deutsche Bank's floating base rate. Other debt matures in 2001 and bears interest at a per annum rate of 7.25%.

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the year ending December 31, 2001. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or liquidity.

       On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The Company does not believe the provisions of FIN 44 will have a material impact on the Company's financial position, results of operations or liquidity.

       The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth fiscal quarter of the fiscal year 2000. The effect of the change would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Prior year financial statements will not be restated. We have not yet made a determination of the impact of this accounting guidance on our financial position or results from operations, and are considering guidance from the SEC's recently issued FAQ on SAB No. 101.

6. PROFORMA COMBINED STATEMENTS OF OPERATIONS DATA

       The following summary proforma financial information reflects the Acquisition of Dictaphone as if it occurred on January 1, 2000 and January 1, 1999 for purposes of the statement of operations, and does not, nor is it intended, to present the results of operations of the Company in accordance with accounting principles generally accepted in the United States.
   The summary proforma information is intended for informational purposes only and is not necessarily representative of what the Company's results of operations would have been had this Acquisition in fact occurred on January 1, 2000 or January 1, 1999, respectively, and is not intended to project the Company's results of operations for any future period or date.

       Proforma financial information (in thousands):



                                  SIX MONTHS ENDED                                           SIX MONTHS ENDED
                                    JUNE 30, 2000                                             JUNE 30, 1999
                  --------------------------------------------------------   -------------------------------------------
                  PREDECESSOR       SUCCESSOR
                    COMPANY          COMPANY
                  FOUR MONTHS      TWO MONTHS                   DICTAPHONE                                    DICTAPHONE
                     ENDED            ENDED      PROFORMA       CORPORATION   PREDECESSOR     PROFORMA       CORPORATION
                  APRIL 30, 2000  JUNE 30, 2000  ADJUSTMENTS     PROFORMA      COMPANY       ADJUSTMENTS       PROFORMA
                  --------------  -------------  -----------     ---------     -------       -----------       --------

Revenue            $ 96,416        $ 27,650       $(12,502) (a)   $111,564      $168,271      $(23,248)(a)     $145,023

Cost &
 Expenses:

Cost of
 sales               68,117          17,306        (10,849)  (a)    74,574        89,752        (19,827)(a)      69,925

Selling &
 admini-
 strative            39,672          18,339         (4,124)(a)(b)   53,887        51,365         (2,933)(a)(b)   48,432

Amortization of
 intangibles          2,945          16,500         30,106 (a)(b)   49,551         6,477          43,099 (a)(b)  49,576

Research &
 development          2,492           2,159           ---            4,651         4,880             ---          4,880
                   --------        --------        --------         ------         -----          ------         ------

Operating
 (loss)
 profit             (16,810)        (26,654)        (27,635)       (71,099)       15,797         (43,587)        (27,790)

Interest
 expense
 (benefit)           14,025           6,446          (2,310)(a)     18,161        20,063          (1,970)(a)      18,093
                                                            (c)(d)                                       (c)(d)
Other expense            62             849             ---            911           377             ---            377
                   --------        --------        --------         ------         -----          ------         ------

Loss before
 income
 taxes              (30,897)        (33,949)        (25,325)       (90,171)       (4,643)        (41,617)       (46,260)

Income
 tax
 (benefit)
 expense               (521)           (227)           ---            (748)           921            ---            921
                   --------        --------        --------         ------         -----          ------         ------


Net loss           $(30,376)       $(33,722)       $(25,325)      $(89,423)     $ (5,564)       $(41,617)    $  (47,181)
                   ========        ========        ========       ========      ========        ========     ==========


Notes to Proforma Combined  Statements of Operations Data
 --------------------------------------------------------

                                                                         2000                        1999
                                                                         PROFORMA                    PROFORMA
                                                                        ADJUSTMENTS                 ADJUSTMENTS
                                                                        -----------                 -----------
a)   To reflect the planned disposal of the Company's
     Manufacturing Business

      Revenue                                                            (12,502)                      $(23,248)
      Cost of sales                                                      (10,849)                       (19,827)
      Selling & administrative                                              (221)                          (516)
      Amortization of intangibles                                           (768)                        (1,157)
      Interest expense                                                    (1,295)                        (1,878)

b)   To reflect the elimination of the
     historical amortization of goodwill,
     other intangibles and capitalized`
     software costs and record the
     amortization of goodwill, capitalized
     software and other intangibles in
     connection with the Acquisition
     of the Company by Lernout & Hauspie.

      Total historical goodwill and
       intangible amortization                                            (2,945)                        (6,477)
        Less portion related to the
         Company's Manufacturing
         Business                                                            768                          1,157
                                                                        --------                       --------
     Net historical intangible
      amortization                                                        (2,177)                        (5,320)
     Historical capitalized software
      amortization                                                        (3,903)                        (2,417)
     Acquisition related
      amortization of goodwill,
      intangibles &
      capitalized technology                                              33,051                         49,576

c)  To reflect the reduction in interest
    expense related to the Company's long
    term debt repaid on the date of
    the Acquisition and to reflect
    additional interest expense
    associated with
    amounts due to Parent Company
    recorded in connection with the
    Acquisition.

     Historical interest expense
      relating to repaid debt                                             (5,315)                         (7,020)
       Less portion related to the
        Company's Manufacturing
        Business                                                             491                             657
                                                                        --------                        --------
     Net historical interest expense
      relating to repaid debt                                             (4,824)                         (6,363)
     Interest expense on amounts due
      to Parent Company                                                    4,614                           6,920

d)  To reflect the reduction in the Company's
    historical amortization of deferred
    financing fees associated with
    long term debt repaid on the
    date of the
    Acquisition.                                                            (805)                           (649)


7. CONTINGENCIES

   CONTINGENCIES

       On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes"), the Company's former parent corporation, filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pre-trial proceedings, including claim construction and dispositive motions are continuing. A trial date in 2001 is likely.

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

       In May 2000, Lernout & Hauspie acquired the Company in a merger with a wholly owned subsidiary of Lernout & Hauspie. As part of the Acquisition of the Company, Lernout & Hauspie obtained $430 million in credit facilities (the "L&H Revolving Credit Facility") from a syndicate of banks (the "Banks") to pay a portion of the purchase price, to repay certain Dictaphone liabilities and for general corporate purposes. The L&H Revolving Credit Facility consists of a short-term facility due March 31, 2001 of $200 million at LIBOR plus 100 basis points (8.014% at June 30, 2000), and a five year declining balance facility of $230 million at LIBOR plus 175 basis points (8.764% at June 30, 2000). Borrowings under the five year declining balance facility are for renewable terms of up to six months and therefore will be accounted for as short-term debt by Lernout & Hauspie. In June 2000, Dictaphone delivered to the Banks a limited guaranty of Lernout & Hauspie's obligations under the L&H Revolving Credit Facility. The limited guaranty covers advances under the L&H Revolving Credit Facility used to repay certain Dictaphone liabilities. When initially delivered, the guarantee amount was $167 million, the amount advanced under the L&H Revolving Credit Facility used to satisfy Dictaphone's obligations under the Term Loans and Revolving Credit Facility with Dictaphone's senior secured lender. In July 2000, the guaranteed amount was increased by $41.6 million, the amount advanced under the L&H Revolving Credit Facility used to redeem a portion of Dictaphone's Senior Subordinated Notes due 2005.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION

       The following consolidating financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd/Ltee, Dictaphone Company Ltd., Dictaphone Deutschland GmbH and Dictaphone International A.G. (together "Dictaphone Non-U.S.").

       Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
   (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. As of April 30, 2000 the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans and the Revolving Credit Facility immediately following the Acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes.

       In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.) whereupon the surviving corporation changed its name to "Dictaphone Corporation".

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


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                         TWO MONTHS ENDED JUNE 30, 2000


                                                 DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                ------------  -----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $ 16,383      $ 2,437      $(3,356)       $ 15,464
    Support services                                 11,019        1,167          ---          12,186
                                                   --------      -------      -------        --------
       Total revenues                                27,402        3,604       (3,356)         27,650
                                                   --------      -------      -------        --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                       7,786        2,052       (3,356)          6,482
      Support services                                9,778        1,046          ---          10,824
                                                   --------      -------      -------        --------
       Total cost                                    17,564        3,098       (3,356)         17,306
                                                   --------      -------      -------        --------
    Selling and administrative, including
     amortization of intangibles                     33,252        1,587          ---          34,839
    Research and development                          2,159          ---          ---           2,159
    Interest expense (net) and other expense          6,032        1,263          ---           7,295
                                                   --------      -------      -------        --------
       Total costs and expenses                      59,007        5,948       (3,356)         61,599
                                                   --------      -------      -------        --------

   Loss before income taxes                         (31,605)      (2,344)         ---         (33,949)

   Income tax (expense) benefit                         (13)         240          ---             227
                                                   --------      -------      -------        --------

   Net loss                                        $(31,618)     $(2,104)     $   ---        $(33,722)
                                                   ========      =======      =======        ========


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                 JUNE 30, 2000


                                                    DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                    CORPORATION   NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                    -----------  -----------  --------------  ------------

   ASSETS
   Current assets:
    Cash and cash equivalents                        $    2,184     $   563        $    ---     $    2,747
    Accounts receivable, less allowances                 76,691       7,092          (6,002)        77,781
    Receivable due from affiliate                         4,533         ---             ---          4,533
    Inventories                                          13,781       4,860             ---         18,641
    Assets to be disposed of                             31,028         ---             ---         31,028
    Other current assets                                  2,829         857             ---          3,686
                                                     ----------     -------        --------     ----------
      Total current assets                              131,046      13,372          (6,002)       138,416

   Investments in subsidiaries                           16,751         ---         (16,751)           ---
   Property, plant and equipment, net                    30,989       2,496             ---         33,485
   Intangibles, net                                     829,894      12,972             ---        842,866
   Other assets                                           2,042       2,011             ---          4,053
                                                     ----------     -------        --------     ----------
      Total assets                                   $1,010,722     $30,851        $(22,753)    $1,018,820
                                                     ==========     =======        ========     ==========

   LIABILITIES AND STOCKHOLDER'S
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                         $   37,217     $13,745        $ (6,262)    $   44,700
    Advance billings                                     57,661       2,581             ---         60,242
    Current portion of long-term debt                    41,600         198             ---         41,798
                                                     ----------     -------        --------     ----------
      Total current liabilities                         136,478      16,524          (6,262)       146,740
   Long-term debt                                       347,900      16,491         (16,491)       347,900
   Accrued pension liability                              5,457         ---             ---          5,457
   Deferred tax liability                                 2,600         ---             ---          2,600
   Other liabilities                                     10,460         ---             ---         10,460
   Stockholder's equity (deficit)                       507,827      (2,164)            ---        505,663
                                                     ----------     -------        --------     ----------
      Total liabilities and stockholder's equity     $1,010,722     $30,851        $(22,753)    $1,018,820
                                                     ==========     =======        ========     ==========


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                   Dictaphone Corporation (Successor Company)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                         TWO MONTHS ENDED JUNE 30, 2000


                                                   DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                  CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                  ------------  -----------  --------------  -------------

   Operating activities:
    Net loss                                         $(31,618)     $(2,104)        $ ---         $(33,722)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                    17,461          499           ---           17,960
      Provision for deferred income taxes                 ---         (240)          ---             (240)
      Change in assets and liabilities:
       Accounts receivable                            (15,872)       2,574           382          (12,916)
       Inventories                                     (1,479)      (3,778)          ---           (5,257)
       Other current assets                                51           21           ---               72
       Accounts payable and accrued
       liabilities                                        (40)       2,337          (566)           1,731
       Advance billings                                14,979          200           ---           15,179
       Other assets and other liabilities                 383          478           184            1,045
                                                     --------      -------         -----         --------
   Net cash used in operating activities              (16,135)         (13)          ---          (16,148)
                                                     --------      -------         -----         --------

   Investing activities:
    Net investment in fixed assets                       (611)        (231)          ---             (842)
    Licenses and software development
     costs capitalized                                 (2,000)         ---           ---           (2,000)
                                                     --------      -------         -----         --------
   Net cash used in investing activities               (2,611)        (231)          ---           (2,842)
                                                     --------      -------         -----         --------

   Financing activities:
    Borrowings from revolving credit facility          16,500          ---           ---           16,500
    Other                                                (281)        (117)          ---             (398)
                                                     --------      -------         -----         --------
   Net cash provided by (used in) financing
    activities                                         16,219         (117)          ---           16,102
                                                     --------      -------         -----         --------

   Effect of exchange rate changes on cash                ---          (25)          ---              (25)
                                                     --------      -------         -----         --------

   Decrease in cash                                    (2,527)        (386)          ---           (2,913)

   Cash and cash equivalents,
    beginning of period                                 4,711          949           ---            5,660
                                                     --------      -------         -----         --------

   Cash and cash equivalents,
    end of period                                    $  2,184      $   563         $ ---         $  2,747
                                                     ========      =======         =====         ========

9.   COMPREHENSIVE LOSS

          Total comprehensive loss for the two months ended June 30, 2000 consists of the following:

                                            TWO MONTHS ENDED
                                            JUNE 30, 2000
                                            -------------
   Net loss                                     $(33,722)
   Foreign currency translation
    adjustments                                      (60)
                                                --------
   Total comprehensive loss                     $(33,722)
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

                  DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                      SEGMENT PROFIT AND LOSS AND ASSETS

                                                                 SYSTEM
                                                                PRODUCTS &
                                                                 SERVICES
                                                                 --------

     Revenue from external customers
      Two months ended June 30, 2000                           $   27,650

     Intersegment revenues
      Two months ended June 30, 2000                                  ---

     Segment loss before income taxes
      Two months ended June 30, 2000                              (33,949)

     Total assets as of June 30, 2000                           1,018,820
     Manufacturing business assets to be disposed of              (31,028)
                                                               ----------
     Segment assets                                            $  987,792
                                                               ==========

11.  SUBSEQUENT EVENT

          On November 9, 2000, Lernout & Hauspie announced that it intends to restate its financial statements for the periods of 1998, 1999 and the first half of 2000. Previously Lernout & Hauspie had announced that it was the subject of a U.S. SEC investigation and a defendant in a number of class action lawsuits, all of which primarily relate to Lernout & Hauspie's financial statements. As of the date of this report, the Company does not believe that either the SEC investigation or the class action lawsuits involve any allegations regarding the Company's financial statements.

       As a result of the concerns raised by the recent events, the Company and Lernout & Hauspie have been in discussions with their lenders concerning the L&H Revolving Credit Facility, Dictaphone's limited guaranty of that facility (the "Dictaphone Guaranty"), the Line of Credit and Lernout & Hauspie's guaranty of the Line of Credit ("L&H Guaranty"). A substantial portion of the proceeds advanced under the L&H Revolving Credit Facility were re-advanced to the Company to refinance the Company's former revolving credit and term loan facilities, to pay interest on the Notes and to meet working capital and other obligations of the Company.

       Lernout & Hauspie's lenders under the L&H Revolving Credit Facility have asserted that an event of default may exist under that facility and the associated Dictaphone Guaranty, however, they have not declared an event of default. Deutsche Bank, Dictaphone's lender under the Line of Credit, also has asserted that an event of default exists under the Line of Credit, but similarly has not yet accelerated the Line of Credit. Deutsche Bank has, however, declared an event of default under the L&H Guaranty. The Company has not admitted that an event of default exists under the Line of Credit. Lernout & Hauspie and the Company are in discussions with their lenders regarding the alleged defaults and the restructuring of the underlying loans and guarantees.

       The Company anticipates that in connection with their discussions with Deutsche Bank and the other lenders to Lernout & Hauspie, the Company and Lernout & Hauspie likely will need to obtain waivers or amendments with respect to the Line of Credit, the L&H Revolving Credit Facility and the associated guarantees. The Company cannot assure, however, that such waivers or amendments, if necessary, can be obtained. Moreover, even if the Company restructures its obligations under the Line of Credit, the Company does not anticipate that Deutsche Bank will permit any further draws under the Line of Credit. As of November 8, 2000, the balance under the Line of Credit was approximately $14.8 million and Deutsche Bank has indicated that the Company may have to pay down the Line of Credit to $12.6 million as a condition of any waivers of the events of default that Deutsche Bank has claimed exist.
   In addition, while L&H has requested that its lenders restore L&H's ability to borrow up to the full amount of the L&H Revolving Credit Facility, there is no assurance that any further advances will be permitted under such facility. Deutsche Bank and the lenders under the L&H Revolving Credit Facility have also indicated that they may seek to obtain liens on certain of L&H's and Dictaphone's assets as a condition of such a waiver.

       The Company has a $9.3 million payment due on February 1, 2001 to satisfy a semi-annual interest payment due on the Notes. The Company's $7 million interest payment due to Lernout & Hauspie on the intercompany debt, originally due November 5, 2000, has been deferred for six months. Notwithstanding whether any defaults exist under the L&H Revolving Credit Facility, unless such date is extended as part of a restructuring, on March 31, 2001, $200 million becomes due thereunder by its terms. Pursuant to the Dictaphone Guaranty, the Company, as well as Lernout & Hauspie as a direct obligor, will be liable for that $200 million obligation. While the Company's and Lernout & Hauspie's discussions with their lenders include a request to defer the March 31, 2001 payment, the Company does not anticipate that it will have sufficient resources to make the March 31, 2001 payment if called upon to do so under the Dictaphone Guaranty on such date. If the Company and Lernout & Hauspie are not successful in restructuring their obligations under the L&H Revolving Credit Facility and the lenders thereunder declare an event of default thereunder and demand payment under the Dictaphone Guaranty, a default would then exist under the Indenture concerning the Notes. In such circumstances, the Company will not have sufficient resources to pay its obligations in respect of the Dictaphone Guaranty of the L&H Revolving Credit Facility, the Deutsche Bank Line of Credit and its obligation to pay interest (and, if an event of default exists thereunder, principal) on the Notes and to fund its working capital obligations and planned capital expenditures.

       While the Company is cautiously optimistic that such financial accommodations can be reached, and that such accommodations could provide the Company with sufficient resources to make its February 1, 2001 interest payment, the Company cannot assure that it will be successful. The Company also is actively pursuing the sale of its manufacturing facility in Melbourne, Florida. The ability of the Company to complete this sale would further improve the Company's liquidity, but the sales proceeds, if realized, would be insufficient by themselves to allow the Company to meet all of its obligations if it and Lernout & Hauspie are unsuccessful in restructuring the L&H Revolving Credit Facility.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)



                                                 ONE MONTH       FOUR MONTHS     THREE MONTHS     SIX MONTHS
                                                   ENDED            ENDED           ENDED           ENDED
                                              APRIL 30, 2000   APRIL 30, 2000   JUNE 30, 1999   JUNE 30, 1999
                                              ---------------  ---------------  --------------  --------------

  Revenues:
    Product sales and rentals                       $  4,372         $ 48,617         $48,539        $ 96,767
    Contract manufacturing sales                       3,348           12,502          12,900          23,248
    Support services                                   7,438           35,297          24,221          48,256
                                                    --------         --------         -------        --------
      Total revenues                                  15,158           96,416          85,660         168,271
                                                    --------         --------         -------        --------

  Costs and expenses:

    Cost of:
      Product sales and rentals                        5,578           36,592          21,752          43,075
      Contract manufacturing sales                     2,766           10,745          11,002          19,720
      Support services                                 5,583           20,780          13,548          26,957
                                                    --------         --------         -------        --------
        Total cost                                    13,927           68,117          46,302          89,752
                                                    --------         --------         -------        --------

    Selling and administrative                        13,524           39,672          24,410          51,365

    Amortization of intangibles                          736            2,945           3,238           6,477

    Research and development                             715            2,492           2,442           4,880
                                                    --------         --------         -------        --------

  Operating (loss) profit                            (13,744)         (16,810)          9,268          15,797

  Interest expense                                     3,531           14,025           9,924          20,063

  Other expense (income) - net                           272               62              46             377
                                                    --------         --------         -------        --------

  Loss before income taxes                           (17,547)         (30,897)           (702)         (4,643)

  Income tax (benefit) expense                          (526)            (521)            696             921
                                                    --------         --------         -------        --------

    Net loss                                         (17,021)         (30,376)         (1,398)         (5,564)

    Stock dividends on PIK Preferred Stock               561            2,210           1,479           2,710
                                                    --------         --------         -------        --------

    Net loss applicable to Common Stock             $(17,582)        $(32,586)        $(2,877)       $ (8,274)
                                                    ========         ========         =======        ========






See accompanying notes to unaudited condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                           December 31,
                                                                              1999
                                                                           ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $   6,190
  Accounts receivable, less allowance of $1,801                              100,834
  Inventories                                                                 49,759
  Other current assets                                                         6,152
                                                                           ---------
    Total current assets                                                     162,935
Property, plant and equipment, net                                            37,489
Deferred financing costs, net of accumulated amortization of $16,145           8,141
Intangibles, net of accumulated amortization of $133,964                     194,865
Deferred tax asset                                                            39,934
Other assets                                                                  17,774
                                                                           ---------
    Total assets                                                           $ 461,138
                                                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  11,755
  Interest payable                                                             9,965
  Accrued liabilities                                                         30,928
  Advance billings                                                            49,100
  Current portion of long-term debt                                              790
                                                                           ---------
    Total current liabilities                                                102,538
Long-term debt                                                               353,443
Accrued pension liability                                                      9,953
Other liabilities                                                             12,806
                                                                           ---------
    Total liabilities                                                        478,740
                                                                           ---------
Contingencies (Note 6)
Stockholders' equity:
  Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,742,400 shares of 14% PIK perpetual preferred stock
   issued and outstanding, liquidation value of $27,424
   at December 31, 1999)                                                      27,424
  Preferred stock ($.01 par value; 10,000,000 shares authorized;
   2,000,000 shares of 12% Convertible PIK preferred stock issued and
   outstanding, liquidation value of $22,306 at December 31, 1999)            22,306
  Common stock ($.01 par value; 30,000,000 shares authorized;
   12,934,000 shares outstanding at December 31, 1999)                           130
  Notes receivable from stockholders                                            (741)
  Additional paid-in capital                                                 115,140
  Treasury stock, at cost (66,000 shares at December 31, 1999)                  (660)
  Accumulated deficit                                                       (179,360)
Accumulated other comprehensive loss                                          (1,841)
                                                                            --------
    Total stockholders' equity (deficit)                                     (17,602)
                                                                           ---------
    Total liabilities and stockholders' equity                             $ 461,138
                                                                           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Dollars in thousands)


                                                         FOUR MONTHS      SIX MONTHS
                                                            ENDED           ENDED
                                                       APRIL 30, 2000   JUNE 30, 1999
                                                       ---------------  --------------
   Operating activities:
     Net loss                                                $(30,376)       $ (5,564)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                           10,376          13,093
       Provision for deferred income taxes                         44              47
       Non-cash provisions for doubtful accounts
        (Note 2)                                                3,951             ---
       Non-cash provision for inventory obsolescence
        (Note 3)                                                9,206             ---
       Changes in assets and liabilities:
         Accounts receivable                                   20,321          (9,259)
         Inventories                                            1,025           3,552
         Other current assets                                  (1,564)          1,860
         Accounts payable and accrued liabilities             (14,343)         (1,264)
         Advance billings                                      (1,054)          3,782
         Other assets and other liabilities                    (1,042)           (991)
                                                             --------        --------
           Net cash (used in) provided by operating
            activities                                         (3,456)          5,256
                                                             --------        --------

   Investing activities:
     Net investment in fixed assets                            (5,315)         (6,152)
     Licenses and software development costs
      capitalized                                              (4,852)         (4,996)
                                                             --------        --------
       Net cash used in investing activities                  (10,167)        (11,148)
                                                             --------        --------

   Financing activities:
     Sale of preferred stock                                      ---          20,000
     Borrowings under revolving credit facility                18,250          17,250
     Repayments under revolving credit facility                (4,250)        (36,750)
     Repayments under term loans                                  439             ---
     Other                                                     (1,336)           (951)
                                                             --------        --------
       Net cash provided by (used in) financing
        activities                                             13,103            (451)
                                                             --------        --------

   Effect of exchange rate changes on cash                        (10)            (35)
                                                             --------        --------

   Decrease in cash                                              (530)         (6,378)

   Cash and cash equivalents, beginning of period               6,190          11,727
                                                             --------        --------
   Cash and cash equivalents, end of period                  $  5,660        $  5,349
                                                             ========        ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                             $ 17,254        $ 19,136
                                                             ========        ========
   Income taxes paid                                         $    993        $    195
                                                             ========        ========



See accompanying notes to unaudited condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (Dollars in thousands, or as otherwise indicated)


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       On March 7, 2000, the Company entered into a definitive agreement to be acquired by Lernout & Hauspie Speech Products, N.V. On May 5, 2000 Lernout & Hauspie acquired all of the outstanding stock of the Company for approximately 9.4 million shares of Lernout & Hauspie Common Stock, taking into account the two-for-one stock split (of Lernout & Hauspie) effected as of May 12, 2000, through the merger of the Company with a wholly owned subsidiary of Lernout & Hauspie. In connection with the Acquisition, a portion of the Company's approximately $430 million of debt and other obligations were paid off or refinanced by an advance made to the Company by Lernout & Hauspie.

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

       The condensed consolidated financial statements of Dictaphone Corporation (the "Company") are unaudited as of and for the one and four month periods ended April 30, 2000 and the three and six month periods ended June 30, 1999, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. ACCOUNTS RECEIVABLE

       It is the Company's policy to review its allowance for doubtful accounts and reserve for sales returns on a regular basis. As a result of such a review in the second quarter of 2000, the Company increased its allowance for doubtful accounts reserve to reflect a reduction in over 90 day account collections and specifically identified accounts receivable risks, and increased its sales returns reserve for an elevated sales returns and allowances profile associated with recently introduced product offerings.
   The effect of these changes in estimates was to record non-cash charges of $1.8 million and $2.2 million for bad debts and sales returns, respectively.

3. INVENTORIES

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


                                DECEMBER 31,
                                    1999
                                -------------
       Goodwill                     $123,737
       Tradenames                     69,318
       Non-compete agreement           1,041
       Patents                           769
                                    --------
                                    $194,865
                                    ========

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the year ending December 31, 2001. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial position, results of operations or liquidity.

6. CONTINGENCIES

   CONTINGENCIES

       On February 14, 1995, Pitney Bowes, Inc. ("Pitney Bowes"), the Company's former parent corporation, filed a complaint against Sudbury Systems, Inc. ("Sudbury") in the United States District Court for the District of Connecticut alleging intentional and wrongful interference with Pitney Bowes's plans to sell the Company. The complaint seeks damages and a declaratory judgment relating to the validity of a patent owned by Sudbury entitled "Rapid Simultaneous Multiple Access Information Storage and Retrieval System" and the alleged infringement thereof by the Company. Sudbury responded by answering the complaint and filing a third-party complaint against the Company alleging patent infringement and seeking preliminary and permanent injunctive relief and treble damages. Sudbury's patent expired in April 1998. As a result, injunctive relief is no longer available to Sudbury. Pretrial proceedings, including claim construction and dispositive motions are continuing. A trial date in 2001 is likely.

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

       Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. The Notes are subordinate to financing of the Credit Agreement, dated August 7, 1995, as amended by five amendments to the Credit Agreement, dated June 28, 1996, June 27, 1997, July 21, 1997, November 14, 1997 and December 31, 1998
   (collectively, the "Credit Agreement"), and other senior indebtedness as defined in the indenture pursuant to which the Notes were issued (the "Note Indenture"). The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. As of April 30, 2000 the Credit Agreement consisted of a $75.0 million Tranche B Term Loan due June 30, 2002 (the "Tranche B Loan"), a $62.75 million Tranche C Term Loan due June 30, 2002 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a six-year revolving credit facility of up to $40.0 million (the "Revolving Credit Facility"). The Company repaid the Term Loans and the Revolving Credit Facility immediately following the Acquisition of the Company by Lernout & Hauspie on May 5, 2000. Dictaphone Non-U.S. is not a guarantor of the Notes.

       In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation".

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

       The following are the supplemental consolidating statements of operations for the one month and four month periods ended April 30, 2000 and the three and six month periods ended June 30, 1999, the supplemental consolidating balance sheet information as of December 31, 1999, and cash flows information for the four month period ended April 30, 2000 and six month period ended June 30, 1999.


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                         ONE MONTH ENDED APRIL 30, 2000


                                                 DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                ------------  -----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $  4,305      $   819          $ (752)      $  4,372
    Contract manufacturing sales                      3,348          ---             ---          3,348
    Support services                                  6,955          483             ---          7,438
       Total revenues                                14,608        1,302            (752)        15,158
                                                   --------      -------          ------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                       5,025        1,339            (786)         5,578
      Contract manufacturing sales                    2,766          ---             ---          2,766
      Support services                                5,005          578             ---          5,583
                                                   --------      -------          ------       --------
       Total cost                                    12,796        1,917            (786)        13,927
                                                   --------      -------          ------       --------
    Selling and administrative, including
     amortization of intangibles                     13,383          877             ---         14,260
    Research and development                            715          ---             ---            715
    Interest expense (net) and other expense          3,348          455             ---          3,803
                                                   --------      -------          ------       --------
       Total costs and expenses                      30,242        3,249            (786)        32,705
                                                   --------      -------          ------       --------

   Equity (loss) earnings                            (1,528)         ---           1,528            ---
                                                   --------      -------          ------       --------

   (Loss) income before income taxes                (17,162)      (1,947)          1,562        (17,547)

   Income tax expense (benefit)                           7         (547)             14           (526)
                                                   --------      -------          ------       --------

   Net (loss) income                               $(17,169)     $(1,400)         $1,548       $(17,021)
                                                   ========      =======          ======       ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        FOUR MONTHS ENDED APRIL 30, 2000


                                                 DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                ------------  -----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $ 46,356      $ 6,957         $(4,696)      $ 48,617
    Contract manufacturing sales                     12,502          ---             ---         12,502
    Support services                                 32,846        2,451             ---         35,297
                                                   --------      -------         -------       --------
       Total revenues                                91,704        9,408          (4,696)        96,416
                                                   --------      -------         -------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      35,250        5,910          (4,568)        36,592
      Contract manufacturing sales                   10,745          ---             ---         10,745
      Support services                               18,690        2,090             ---         20,780
                                                   --------      -------         -------       --------
       Total cost                                    64,685        8,000          (4,568)        68,117
                                                   --------      -------         -------       --------
    Selling and administrative, including
     amortization of intangibles                     39,870        2,747             ---         42,617
    Research and development                          2,492          ---             ---          2,492
    Interest expense (net) and other expense         13,293          794             ---         14,087
                                                   --------      -------         -------       --------
       Total costs and expenses                     120,340       11,541          (4,568)       127,313
                                                   --------      -------         -------       --------

   Equity (loss) earnings                            (1,124)         ---           1,124            ---
                                                   --------      -------         -------       --------

   (Loss) income before income taxes                (29,760)      (2,133)            996        (30,897)

   Income tax expense (benefit)                          28         (497)            (52)          (521)
                                                   --------      -------         -------       --------

   Net (loss) income                               $(29,788)     $(1,636)        $ 1,048       $(30,376)
                                                   ========      =======         =======       ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1999


                                                 DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                ------------  ----------  --------------  -------------

   Revenue from:
    Product sales and rentals                       $44,754       $6,536        $(2,751)       $48,539
    Contract manufacturing sales                     12,900          ---            ---         12,900
    Support services                                 21,841        2,380            ---         24,221
                                                    -------       ------        -------        -------
       Total revenues                                79,495        8,916         (2,751)        85,660
                                                    -------       ------        -------        -------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      20,991        3,598         (2,837)        21,752
      Contract manufacturing sales                   11,002          ---            ---         11,002
      Support services                               12,311        1,237            ---         13,548
                                                    -------       ------        -------        -------
       Total cost                                    44,304        4,835         (2,837)        46,302
                                                    -------       ------        -------        -------
    Selling and administrative, including
     amortization of intangibles                     25,447        2,201            ---         27,648
    Research and development                          2,442          ---            ---          2,442
    Interest expense (net) and other expense          9,353          617            ---          9,970
                                                    -------       ------        -------        -------
       Total costs and expenses                      81,546        7,653         (2,837)        86,362
                                                    -------       ------        -------        -------

   Equity earnings (loss)                               468          ---           (468)           ---
                                                    -------       ------        -------        -------

   (Loss) income before income taxes                 (1,583)       1,263           (382)          (702)

   Income tax expense                                    23          638             35            696
                                                    -------       ------        -------        -------

   Net (loss) income                                $(1,606)      $  625        $  (417)       $(1,398)
                                                    =======       ======        =======        =======


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999


                                                 DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                ------------  ----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $ 89,530      $12,258        $(5,021)      $ 96,767
    Contract manufacturing sales                     23,248          ---            ---         23,248
    Support services                                 43,772        4,484            ---         48,256
                                                   --------      -------        -------       --------
       Total revenues                               156,550       16,742         (5,021)       168,271
                                                   --------      -------        -------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      41,385        6,815         (5,125)        43,075
      Contract manufacturing sales                   19,720          ---            ---         19,720
      Support services                               24,511        2,446            ---         26,957
                                                   --------      -------        -------       --------
       Total cost                                    85,616        9,261         (5,125)        89,752
                                                   --------      -------        -------       --------
    Selling and administrative, including
     amortization of intangibles                     53,403        4,439            ---         57,842
    Research and development                          4,880          ---            ---          4,880
    Interest expense (net) and other expense         18,839        1,601            ---         20,440
                                                   --------      -------        -------       --------
       Total costs and expenses                     162,738       15,301         (5,125)       172,914
                                                   --------      -------        -------       --------

   Equity earnings (loss)                             1,073          ---         (1,073)           ---
                                                   --------      -------        -------       --------

   (Loss) income before income taxes                 (5,115)       1,441           (969)        (4,643)

   Income tax expense                                    45          834             42            921
                                                   --------      -------        -------       --------

   Net (loss) income                               $ (5,160)     $   607        $(1,011)      $ (5,564)
                                                   ========      =======        =======       ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


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
                                                    ========      =======       ========       ========


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                        FOUR MONTHS ENDED APRIL 30, 2000


                                                   DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                  CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                  ------------  -----------  --------------  -------------

   Operating activities:
    Net loss                                         $(29,788)     $(1,636)      $ 1,048         $(30,376)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                     9,865          511           ---           10,376
      Provision for deferred income taxes                 ---           44           ---               44
      Non-cash provisions for doubtful accounts
       and sales returns                                3,951          ---           ---            3,951
      Non-cash provision for inventory
      obsolescence                                      7,919        1,287           ---            9,206
      Change in assets and liabilities:
       Accounts receivable                             16,563          734         3,024           20,321
       Inventories                                      1,331         (434)          128            1,025
       Other current assets                            (1,391)        (121)          (52)          (1,564)
       Accounts payable and accrued
       liabilities                                    (10,728)        (515)       (3,100)         (14,343)
       Advance billings                                  (999)         (55)          ---           (1,054)
       Other assets and other liabilities                 341         (335)       (1,048)          (1,042)
                                                     --------      -------       -------         --------
   Net cash used in operating activities               (2,936)        (520)          ---           (3,456)
                                                     --------      -------       -------         --------

   Investing activities:
    Net investment in fixed assets                     (5,305)         (10)          ---           (5,315)
    Licenses and software development costs
     capitalized                                       (4,852)         ---           ---           (4,852)
                                                     --------      -------       -------         --------
   Net cash used in investing activities              (10,157)         (10)          ---          (10,167)
                                                     --------      -------       -------         --------

   Financing activities:
    Sale of preferred stock                               ---          ---           ---              ---
    Borrowings from revolving credit facility          18,250          ---           ---           18,250
    Repayments under revolving credit facility         (4,250)         ---           ---           (4,250)
    Repayments under term loans                           439          ---           ---              439
    Other                                              (1,230)        (106)          ---           (1,336)
                                                     --------      -------       -------         --------
   Net cash provided by (used in) financing
    activities                                         13,209         (106)          ---           13,103
                                                     --------      -------       -------         --------

   Effect of exchange rate changes on cash                ---          (10)          ---              (10)
                                                     --------      -------       -------         --------

   Increase (decrease) in cash                            116         (646)          ---             (530)

   Cash and cash equivalents,
    beginning of period                                 4,595        1,595           ---            6,190
                                                     --------      -------       -------         --------

   Cash and cash equivalents,
    end of period                                    $  4,711      $   949       $   ---         $  5,660
                                                     ========      =======       =======         ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999


                                                   DICTAPHONE    DICTAPHONE   CONSOLIDATING
                                                  CORPORATION     NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                  ------------  ------------  --------------  -------------

   Operating activities:
     Net (loss) income                               $ (5,160)      $   607      $ (1,011)     $  (5,564)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                    12,210           883           ---         13,093
      Provision for deferred income taxes                 ---            47           ---             47
      Change in assets and liabilities:
       Accounts receivable                             (4,441)       (2,765)       (2,053)        (9,259)
       Inventories                                      2,178         1,478          (104)         3,552
       Other current assets                             1,890           (72)           42          1,860
       Accounts payable and accrued
        liabilities                                    (2,884)         (293)        1,913         (1,264)
       Advance billings                                 3,231           551           ---          3,782
       Other assets and other liabilities              (1,613)         (591)        1,213           (991)
                                                       ------       -------      --------        -------
   Cash provided by (used in) operating
    activities                                          5,411          (155)          ---          5,256
                                                       ------       -------      --------        -------

   Investing activities:
     Net investment in fixed assets                    (6,039)         (113)          ---         (6,152)
     Licenses and software development costs
     capitalized                                       (4,996)          ---           ---         (4,996)
                                                       ------       -------      --------        -------
   Cash used in investing activities                  (11,035)         (113)          ---        (11,148)
                                                       ------       -------      --------        -------

   Financing activities:
     Sale of Preferred Stock                           20,000           ---           ---         20,000
     Borrowing from revolving credit facility          17,250           ---           ---         17,250
     Repayment under revolving credit facility        (36,750)          ---           ---        (36,750)
     Other                                               (536)         (415)          ---           (951)
                                                       ------       -------      --------        -------
   Cash used in financing activities                      (36)         (415)          ---           (451)
                                                       ------       -------      --------        -------

   Effect of exchange rate changes on cash                ---           (35)          ---            (35)
                                                       ------       -------      --------        -------

   Decrease in cash                                    (5,660)         (718)          ---         (6,378)

   Cash and cash equivalents,
    beginning of period                                10,114         1,613           ---         11,727
                                                       ------       -------      --------        -------

   Cash and cash equivalents,
    end of period                                      $4,454       $   895      $   ---          $ 5,349
                                                       ======       =======      ========         =======


8. COMPREHENSIVE LOSS

       Total comprehensive loss for the one and four months ending April 30, 2000 and three and six months ending June 30, 1999 consists of the following:

                                      ONE MONTH       FOUR MONTHS     THREE MONTHS     SIX MONTHS
                                        ENDED            ENDED           ENDED           ENDED
                                   APRIL 30, 2000   APRIL 30, 2000   JUNE 30, 1999   JUNE 30, 1999
                                   ---------------  ---------------  --------------  --------------

   Net loss                              $(17,021)        $(30,376)        $(1,398)        $(5,564)
   Foreign currency translation
    adjustments                               (85)            (188)            (55)           (169)
                                         --------         --------         -------         -------
   Total comprehensive loss              $(17,106)        $(30,564)        $(1,453)        $(5,733)
                                         ========         ========         =======         =======

9. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
   INFORMATION

       Predecessor Company had two reportable segments: System Products and Services, and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the Manufacturing Operations of Dictaphone which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunications, data management, computer and electronics industries.

9. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
   INFORMATION (CONTINUED)

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

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                       SEGMENT PROFIT AND LOSS AND ASSETS

                                                SYSTEM
                                              PRODUCTS &     CONTRACT
                                               SERVICES    MANUFACTURING    TOTAL
                                              -----------  -------------  ---------

     Revenue from external customers
      One month ended April 30,         2000    $ 11,810         $ 3,348  $ 15,158
      Three months ended June 30,       1999      72,760          12,900    85,660

      Four months ended April 30,       2000      83,914          12,502    96,416
      Six months ended June 30,         1999     145,023          23,248   168,271

     Intersegment revenues
      One month ended April 30,         2000         ---           1,750     1,750
      Three months ended June 30,       1999         ---           9,360     9,360

      Four months ended April 30,       2000         ---           9,428     9,428
      Six months ended June 30,         1999         ---          19,887    19,887

     Segment profit (loss)
      One month ended April 30,         2000     (17,817)            270   (17,547)
      Three months ended June 30,       1999      (2,217)          1,515      (702)

      Four months ended April 30,       2000     (31,271)            374   (30,897)
      Six months ended June 30,         1999      (7,312)          2,669    (4,643)

     Segment assets
      As of December 31,                1999    $416,523         $44,615  $461,138


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

       The following financial information presents the combined historical results of operations of Predecessor Company and Successor Company for the two, three and six month periods ended June 30, 1999 and 2000. Results of operations of the Predecessor and Successor Company are not comparable because their assets are carried on a different basis of accounting, resulting mainly in the increase in amortization expense of intangibles as described below. Accordingly, this presentation is not representative of either what the results of operations of the Company would have been had the Acquisition been consummated on January 1, 1999 and 2000 or the results of operations to be expected for the remainder of the year.

OVERVIEW
                                                   TWO MONTHS ENDED
                                                      JUNE 30,
                                                 ------------------
                                                  1999         2000
                                                 -----       ------
                                                   (in millions)
 Total revenue                                   $60.2       $ 27.6

 Cost of sales, rentals and support services      32.0         17.3
 Selling and administrative expense (1)           19.5         34.8
 Research and development                          1.7          2.2
                                                 -----       ------
  Operating profit (loss)                          7.0        (26.7)
                                                 -----       ------

 Net interest expense and other                    6.6          7.2
 Income tax (expense) benefit                     (0.5)         0.2
                                                 -----       ------

 Net loss                                        $(0.1)      $(33.7)
                                                 =====       ======



                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                                 ------------------   -----------------
                                                  1999         2000     1999       2000
                                                 -----       ------   ------     ------
                                                            (in millions)
 Total revenue                                   $85.7       $ 42.8   $168.3     $124.1

 Cost of sales, rentals and support services      46.3         31.3     89.8       85.5
 Selling and administrative expense (1)           27.6         49.0     57.8       77.4
 Research and development                          2.5          2.9      4.9        4.6
                                                 -----       ------   ------     ------
  Operating profit (loss)                          9.3        (40.4)    15.8      (43.4)
                                                 -----       ------   ------     ------

 Net interest expense and other                   10.0         11.1     20.5       21.4
 Income tax (expense) benefit                     (0.7)         0.8     (0.9)       0.7
                                                 -----       ------   ------     ------

 Net loss                                        $(1.4)      $(50.7)  $ (5.6)    $(64.1)
                                                 =====       ======   ======     ======

----------------------
   (1) Includes amortization of intangibles.


                                             TWO MONTHS ENDED
                                                 JUNE 30,
                                               1999    2000
                                              -----   -----
                                               (in millions)
Revenue from:
 Sales:
 Integrated Voice Systems                      $ 5.1   $ 3.1
 Integrated Health Systems                      12.9     1.7
                                               -----   -----
  Total U.S. Voice Systems                      18.0     4.8
                                               -----   -----
 Communication Recording Systems                 7.4     2.2
 Customer Service Parts                          2.8     3.7
 International and Dealer Operations             7.0     4.6
 Rentals                                         0.2     0.2
                                               -----   -----
  Product Sales and Rentals                     35.4    15.5
                                               -----   -----
 Support Service:
 Customer Service                               13.6    10.2
 Applications & Training Specialists             0.8     0.8
 International and Dealer Operations             1.7     1.1
                                               -----   -----
  Total support service                         16.1    12.1
                                               -----   -----
 Total System Products and Services             51.5    27.6
 Contract Manufacturing                          8.7     0.0
                                               -----   -----
Total Revenue                                  $60.2   $27.6
                                               =====   =====


                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                               -------------    ---------------
                                                1999    2000    1999      2000
                                               -----   -----    ----    ------
                                                       (in millions)
Revenue from:
 Sales:
 Integrated Voice Systems                      $ 7.1   $ 4.4  $ 14.3    $  9.5
 Integrated Health Systems                      16.8     2.8    29.5      17.1
                                               -----   -----  ------    ------
  Total U.S. Voice Systems                      23.9     7.2    43.8      26.6
                                               -----   -----  ------    ------
 Communication Recording Systems                10.4     2.8    24.7      14.4
 Customer Service Parts                          4.0     3.9     7.9       7.1
 International and Dealer Operations             9.9     5.7    19.7      15.4
 Rentals                                         0.4     0.3     0.7       0.6
                                               -----   -----  ------    ------
  Product Sales and Rentals                     48.6    19.9    96.8      64.1
                                               -----   -----  ------    ------
 Support Service:
 Customer Service                               20.8    16.7    41.6      40.8
 Applications & Training Specialists             1.1     1.3     2.2       3.1
 International and Dealer Operations             2.4     1.6     4.5       3.6
                                               -----   -----  ------    ------
  Total support service                         24.3    19.6    48.3      47.5
                                               -----   -----  ------    ------
 Total System Products and Services             72.9    39.5   145.1     111.6
 Contract Manufacturing                         12.8     3.3    23.2      12.5
                                               -----   -----  ------    ------
Total Revenue                                  $85.7   $42.8  $168.3    $124.1
                                               =====   =====  ======    ======


RESULTS OF OPERATIONS - TWO MONTHS ENDED JUNE 30, 2000 VS. TWO MONTHS ENDED JUNE 30, 1999

   Total revenue for the two months ended June 30, 2000 of $27.6 million declined 54.2% from the $60.2 million for the two months ended June 30, 1999. This revenue decline is attributable to three factors: certain strategic decisions made by management upon the acquisition of the Company by Lernout & Hauspie with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction which will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation resulted in the change to recognize revenue for the affected products upon installation (which reduced revenue by $12.9 million), the absence of Contract Manufacturing revenue consistent with the decision to dispose of Manufacturing Operations (which represented
$8.7 million), as well as lower revenue due to the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

   Integrated Voice Systems ("I.V.S.") revenue declined 39.1% to $3.1 million due to lower desktop, portable, digital system, Enterprise Express(TM) and Boomerang(TM) revenue. Integrated Health Systems ("I.H.S.") revenue declined 86.8% to $2.2 million due to lower Enterprise Express(TM) revenue. Orders for I.H.S. products declined 65.2% to $5.8 million versus the two months ended June 30, 1999. Communications Recording Systems (C.R.S.) revenue declined 70.3% to $2.2 million due to lower call center and recording equipment revenue. C.R.S. orders of $8.5 million were 32.1% lower than the two months ended June 30, 1999. Customer Service revenue (including sale of parts) declined 15.7% to $13.9 million due to lower hourly and installation revenue. Sales and support service revenue from International and Dealer Operations declined 34.4% to $5.7 million.

   Cost of sales, rentals and support services decreased 45.9% to $17.3 million (62.7% of revenue) for the two months ended June 30, 2000 from $32.0 million (53.2% of revenue) for the two months ended June 30, 1999. The increase in cost of sales, rentals and support services as a percentage of revenue is due primarily to higher Customer Service costs.

   Selling and administrative expenses (including amortization of intangibles) increased 78.5% to $34.8 million (126.1% of revenue) for the two months ended June 30, 2000 from $19.5 million (32.4% of revenue) for the two months ended June 30, 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition ($12.8 million), as well as higher C.R.S. selling expenses and higher information system costs.

   Research and development expenses of $2.2 million (14.2% of product sales and rental revenue) increased 29.4% from $1.7 million (4.7% of product sales and rental revenue) reflecting increased staffing and compensation consistent with major product development efforts.

   The Company recorded an operating loss of $26.7 million (96.7% of revenue) for the two months ended June 30, 2000 compared to an operating profit of $7.0 million (11.7% of revenue) for the two months ended June 30, 1999. This decline in operating profit is attributable to the impact of change in revenue recognition, lower revenue, and higher expense associated with the amortization of intangibles and increased selling expenses and information system costs.

RESULTS OF OPERATIONS - SECOND QUARTER 2000 VS. SECOND QUARTER 1999

   Total revenue declined 50.1% to $42.8 million in the second quarter of 2000 from $85.7 million for the second quarter of 1999. This decline in revenue is attributable to certain strategic decisions made by management upon the acquisition of the Company by Lernout & Hauspie with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction which will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation resulted in the change to recognize revenue for the affected products upon installation (which reduced revenue by $12.9 million). Two other factors are the absence of Contract Manufacturing revenue in May and June, 2000 consistent with the decision to dispose of Manufacturing Operations (which represented $8.7 million), as well as lower revenue due to the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

   I.V.S. revenue declined 38.0% to $4.4 million due to lower desktop and portable, Enterprise Express(TM) and digital system revenue. I.H.S. revenue decreased 83.3% to $2.8 million from $16.8 million due to lower Enterprise Express(TM) sales. Orders for I.H.S. products declined 65.0% to $7.8 million versus the second quarter of 1999. C.R.S. revenue declined 73.1% to $2.8 million due to lower call center and recording equipment revenue. C.R.S. orders of $10.6 million were 33.1% lower than the second quarter of 1999. Customer Service revenue (including sale of parts) declined 16.9% to $20.6 million due to lower hourly and installation revenue. A.T.S. revenue increased 18.2% to $1.3 million due to increased training provided in support of system products. Sales and support service revenue from International and Dealer Operations declined 40.7% on lower system and C.R.S. revenue.

   Cost of sales, rentals and support services decreased 32.4% to $31.3 million (73.1% of revenue) in the second quarter of 2000 from $46.3 million (54.0% of revenue) in the second quarter of 1999. The increase in cost of sales, rentals and support services as a percentage of revenue is due primarily to higher Customer Service costs and lower international margins.

   Selling and administrative expenses (including amortization of intangibles) increased 77.5% to $49.0 million (114.5% of revenue) in the second quarter of 2000 from $27.6 million (32.2% of revenue) in the second quarter of 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition (+$13.9 million) and higher I.V.S., I.H.S., C.R.S. and International selling expenses and higher information system costs.

   Research and development expenses of $2.9 million (14.6% of product sales and rental revenue) increased 16.0% from $2.5 million (5.2% of product sales and rental revenue), reflecting increased staffing and compensation consistent with major project development efforts.

   The Company recorded an operating loss of $40.4 million (94.4% of revenue) during the second quarter of 2000 compared to an operating profit of $9.3 million (10.9% of revenue) during the second quarter of 1999. This decline in operating profit is attributable to the impact of the change in revenue recognition, lower revenue and higher expense associated with the amortization of intangibles and increased selling expense.

RESULTS OF OPERATIONS - SIX MONTHS 2000 VS. SIX MONTHS 1999

   Total revenue for the first six months of 2000 of $124.1 million was 26.3% lower than the first six months of 1999. As with the second quarter of 2000, the major portion of the revenue decline was attributable to certain strategic decisions made by management upon the acquisition of the Company by Lernout & Hauspie with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction which will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation resulted in the change to recognize revenue for the affected products upon installation (which reduced revenue by $12.9 million). Two other factors are the absence of Contract Manufacturing revenue in May and June 2000 consistent with the decision to dispose of Manufacturing Operations (which represented $8.7 million), as well as lower revenue due to the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

   I.V.S. revenue declined 33.6% to $9.5 million due to lower billings of desktops, portables, digital systems, Enterprise Express(TM) and Boomerang(TM). I.H.S. revenue decreased 42.0% to $14.4 million due to lower Enterprise Express(TM) revenue. Orders for I.H.S. products decreased 44.0% to $20.3 million versus the first six months of 1999. Order backlog for I.H.S. increased by $1.1 million to $13.0 million during the first six months of 2000. C.R.S. revenue declined 41.7% to $14.4 million due to lower installation of recording and call center equipment. C.R.S. orders of $20.8 million were 28.1% lower than the first six months of 1999. C.R.S. order backlog increased by $4.4 million to $14.2 million during the period. Customer Service revenue was 3.2% lower than prior year due to reduced third party maintenance, warranty and installation revenue. Revenue from International and Dealer Operations declined 21.5% due to lower Canadian C.R.S. and systems revenue, lower service revenue in the U.K., lower systems revenue in Europe and lower C.R.S. revenue in Asia and Latin America.

   Cost of sales, rentals and support services decreased 4.8% to $85.5 million (67.9% of revenue) from $89.8 million (68.9% of revenue) for the first six months of 1999. The decline in cost of sales, rentals and support services is attributable to the impact of lower revenue, the absence of Contract Manufacturing costs for May and June 2000, partially offset by a non-cash charge of $9.2 million recorded in the first quarter 2000 associated with the provision for excess field service parts and inventory related to products recently replaced by the newly introduced Freedom(TM) product. With the production of Freedom(TM) in the first quarter of 2000, the Company provided for excess inventory associated with those products that the Freedom(TM) product would replace, recording this charge as an inventory provision.

   Selling and administrative expenses (including amortization of intangibles) increased 33.9% to $77.4 million (62.4% of revenue) in the first six months of 2000 from $57.8 million (34.3% of revenue) in the first six months of 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition ($12.8 million), as well as higher I.H.S., C.R.S. and International selling expenses and higher information system costs.

   Research and development expenses of $4.6 million (7.2% of product sales and rental revenue) declined 6.1% from $4.9 million (5.1% of product sales and rental revenue).

   The Company recorded an operating loss of $43.4 million (35.0% of revenue) during the first six months of 2000 compared to an operating profit of $15.8 million (9.4% of revenue) during the first six months of 1999. This decline in operating profit is attributable to the change in revenue recognition, lower revenue and higher amortization expense, and higher I.H.S., C.R.S. and International selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

   In May 2000, Lernout & Hauspie acquired the Company in a merger with a wholly
owned subsidiary of Lernout & Hauspie.    As part of the Acquisition of the
Company, Lernout & Hauspie obtained $430 million in credit facilities (the "L&H Revolving Credit Facility") from a syndicate of banks (the "Banks") to pay a portion of the purchase price, to repay certain Dictaphone liabilities and for general corporate purposes. The L&H Revolving Credit Facility consists of a short-term facility due March 31, 2001, of $200 million at LIBOR plus 100 basis points (8.014% at June 30, 2000) and a five-year declining balance facility of $230 million at LIBOR plus 175 basis points (8.764% at June 30, 2000). Borrowings under the five-year declining balance facility are for renewable terms of up to six months and therefore will be accounted for as short-term debt.

   In June 2000, Dictaphone delivered to the Banks a limited guaranty of Lernout & Hauspie's obligations under the L&H Revolving Credit Facility. The limited guaranty covers only advances under the L&H Revolving Credit Facility used to repay certain of Dictaphone's indebtedness. As of June 30, 2000, the amount of the Guaranty was $167 million. In July, the amount was increased by $41.6 million, as a result of an advance under the L&H Revolving Credit Facility used to redeem a portion of the Notes as described below.

   On May 5, 2000, with funds advanced by Lernout & Hauspie in the amount of approximately $223 million, the Company repaid the outstanding Term Loans and the loan outstanding under the Revolving Credit Facility and retired all of the outstanding 14% PIK Preferred Stock, made payments to holders of options to acquire stock of the Company as required to close the Acquisition, and made certain other closing payments. Of the $223 million advance, $50 million has been treated as a capital contribution and $173 million has been treated as an intercompany loan. The loan bears interest at 8% per annum, is due and payable on May 5, 2002, and is unsecured. Pursuant to the terms of the intercompany loan, in the event that Dictaphone makes a payment under its limited guaranty of the L&H Revolving Credit Facility, Dictaphone's obligations under the intercompany loan will be reduced by the amount of the payment. In addition, in the event that Dictaphone is required to make a payment on the intercompany loan, Dictaphone will not be required to do so unless, at the same time, Dictaphone's obligations under its limited guaranty of the L&H Revolving Credit Facility is reduced by the amount Dictaphone pays on the intercompany loan.

   In connection with the Acquisition by Lernout & Hauspie, the Company established a $20 million line of credit (the "Line of Credit") with Deutsche Bank. At June 30, 2000, availability under the Line of Credit was $3.5 million.

   The Company had $200.0 million of Notes outstanding as of June 30, 2000. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of Notes exercised that right and those Notes were redeemed. The Notes provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The L&H Revolving Credit Facility was used to fund the repurchase of the Notes. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005.

   In the first six months of 2000, cash used in operating activities totalled $19.6 million. Non-cash expenses during the period included depreciation and amortization of $28.3 million, a $4.0 million provision for doubtful accounts and a $9.2 million provision for inventory obsolescence. Other sources of cash included a reduction in accounts receivable of $7.4 million and an increase in Advance Billings of $14.1 million. Uses of cash included a decrease in accounts payable and accrued liabilities of $12.6 million and an increase in inventory of $4.2 million. Investing activities during the first six months of 2000 reflects a use of cash of $13.0 million. Capital expenditures totalled $6.2 million. Capitalized licenses and software development costs totalled $6.8 million. The Company has at times relied upon the cash resources of Lernout & Hauspie, the availability under the L&H Revolving Credit Facility, and the availability under the Line of Credit to meet the Company's financing needs. On November 9, 2000, Lernout & Hauspie announced that it expected to restate its financial statements for the periods of 1998, 1999 and the first half of 2000. Previously Lernout & Hauspie had announced that it was the subject of a U.S. SEC investigation and a defendant in a number of several class action lawsuits, all of which primarily relate to Lernout & Hauspie's financial statements. As of the date of this report, the Company does not believe that either the SEC investigation nor the class action lawsuits involve any allegations regarding the Company's financial statements.

   As a result of the concerns raised by the recent events, the Company and Lernout & Hauspie have been in discussions with their lenders concerning the L&H Revolving Credit Facility, Dictaphone's limited guaranty of that facility (the "Dictaphone Guaranty"), the Line of Credit and Lernout & Hauspie's guaranty of the Line of Credit ("L&H Guaranty"). A substantial portion of the proceeds advanced under the L&H Revolving Credit Facility were re-advanced to the Company to refinance the Company's former revolving credit and term loan facilities, to pay interest on the Notes, and to meet working capital and other obligations of the Company.

   Lernout & Hauspie's lenders under the L&H Revolving Credit Facility have asserted that an event of default may exist under that facility and the associated Dictaphone Guaranty, however, they have not declared an event of default. Deutsche Bank, Dictaphone's lender under the Line of Credit, also has asserted that an event of default exists under the Line of Credit, but similarly has not yet accelerated the Line of Credit. Deutsche Bank has, however, declared an event of default under the L&H Guaranty. The Company has not admitted that an event of default exists under the Line of Credit. Lernout & Hauspie and the Company are in discussions with their lenders regarding the alleged defaults and the restructuring of the underlying loans and guarantees.

   Based upon the status of the Company's and Lernout & Hauspie's discussions with the banks and the alleged events of default, as to which the Company's lenders have not yet formally declared an event of default, the Company cannot reach a definitive conclusion as to the likelihood that the banks will, in fact, formally declare an event of default under the Line of Credit or the Dictaphone Guaranty. Accordingly, the Company's balance sheet has not been adjusted to reflect the effect of a determination that the likelihood is probable. If it were determined to be probable that the banks would formally declare an event of default under the Dictaphone Guaranty, the Company would be required to make the following adjustments: (i) the intercompany payable (approximately $173 million at September 30, 2000) would be reclassified as a current liability; (ii) the Dictaphone Guaranty, to the extent of the excess of the guaranteed obligation over the intercompany loan balance, would be recorded as a current liability (through a corresponding reduction to additional paid-in capital) rather than being reported solely as a contingent obligation--resulting in an additional current liability of approximately $35.6 million; and (iii) the Notes (approximately $159 million outstanding as of September 30, 2000) would be reclassified as a current liability in light of the cross default provisions under the Indenture.

   The Company anticipates that in connection with their discussions with Deutsche Bank and the other lenders to Lernout & Hauspie, the Company and Lernout & Hauspie likely will need to obtain waivers or amendments with respect to the Line of Credit, the L&H Revolving Credit Facility and the associated guarantees. The Company cannot assure, however, that such waivers or amendments, if necessary, can be obtained. Moreover, even if the Company restructures its obligations under the Line of Credit, the Company does not anticipate that Deutsche Bank will permit any further draws under the Line of Credit. As of November 8, 2000, the balance under the Line of Credit was approximately
$14.8 million and Deutsche Bank has indicated that the Company may have to pay down the Line of Credit to $12.6 million as a condition of any waivers of the events of default that Deutsche Bank has claimed exist. In addition, while L&H has requested that its lenders restore L&H's ability to borrow up to the full amount of the L&H Revolving Credit Facility, there is no assurance that any further advances will be permitted under such facility. Deutsche Bank and the lenders under the L&H Revolving Credit Facility have also indicated that they may seek to obtain liens on certain of L&H's and Dictaphone's assets as a condition of such a waiver.

   The Company has a $9.3 million payment due on February 1, 2001 to satisfy a semi-annual interest payment due on the Notes. The Company's $7 million interest payment due to Lernout & Hauspie on the intercompany debt, originally due November 5, 2000, has been deferred for six months. Notwithstanding whether any defaults exist under the L&H Revolving Credit Facility, unless such date is extended as part of a restructuring, on March 31, 2001, $200 million becomes due thereunder by its terms. Pursuant to the Dictaphone Guaranty, the Company, as well as Lernout & Hauspie as a direct obligor, will be liable for that $200 million obligation. While the Company's and Lernout & Hauspie's discussions with their lenders include a request to defer the March 31, 2001 payment, the Company does not anticipate that it will have sufficient resources to make the March 31, 2001 payment if called upon to do so under the Dictaphone Guaranty on such date. If the Company and Lernout & Hauspie are not successful in restructuring their obligations under the L&H Revolving Credit Facility and the lenders thereunder declare an event of default thereunder and demand payment under the Dictaphone Guaranty, a default would then exist under the Indenture concerning the Notes. In such circumstances, the Company will not have sufficient resources to pay its obligations in respect of the Dictaphone Guaranty of the L&H Revolving Credit Facility, the Deutsche Bank Line of Credit and its obligation to pay interest (and, if an event of default exists thereunder, principal) on the Notes and to fund its working capital obligations and planned capital expenditures.

   While the Company is cautiously optimistic that such financial accommodations can be reached, and that such accommodations could provide the Company with sufficient resources to make its February 1, 2001 interest payment, the Company cannot assure that it will be successful. The Company also is actively pursuing the sale of its manufacturing facility in Melbourne, Florida. The ability of the Company to complete this sale would further improve the Company's liquidity, but the sales proceeds, if realized, would be insufficient by themselves to allow the Company to meet all of its obligations if it and L&H are unsuccessful in restructuring the L&H Revolving Credit Facility.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

   See Note 7 to the Company's Condensed Consolidated Statements of Operations (Successor Company) (Unaudited) which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
     (a) Exhibits
         --------
         27  --  Financial Data Schedule.

     (b) Reports on Form 8-K
         --------------------

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



Dated:  November 20, 2000                          Dictaphone Corporation
                                               ------------------------------
                                                        (Registrant)



                        By:             /s/ John H. Duerden
                                    -------------------------------------
                        Name:              John H. Duerden
                        Title:      President and Chief Executive Officer
                                        (Principal Executive Officer)


                        By:             /s/ George M. Carpenter
                                  ----------------------------------------
                        Name:             George M. Carpenter
                        Title:    Assistant Secretary and Chief Accounting
                                     Officer (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX


EXHIBITS                      DESCRIPTION
--------                      -----------

  27  --     Financial Data Schedule.