Form 10-Q
period 2000-09-30
DICTAPHONE CORP /DE
filed 2000-11-21
CIK 946734

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000
                    or
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

--------------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


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

       YES     X         NO
            -------        ------

Number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 2000: 100

The Common Stock of the registrant is not publicly traded.

EXPLANATORY NOTE:
-----------------

   On May 5, 2000, Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie") acquired all of the outstanding capital stock of Dictaphone Corporation ("Dictaphone" or the "Company") through a merger of the Company into a wholly-owned subsidiary of Lernout & Hauspie (the "Acquisition"). The Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q are divided into Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, for the Three and Five Months ended and as of September 30, 2000 and Dictaphone Corporation, the Predecessor Company, for the Four Months ended April 30, 2000 and the Three and Nine Months ended September 30, 1999, and as of December 31, 1999. The Condensed Consolidated Financial Statements for Dictaphone Corporation, the Successor Company, include the results of operations of Dictaphone Corporation from May 1, 2000. The results of operations for the period from May 1, 2000 through May 4, 2000 are immaterial.

   In connection with the Acquisition, Lernout & Hauspie Speech Products N.V. announced its intent to dispose of Dictaphone's contract manufacturing business in Florida. Dictaphone is currently pursuing various alternatives regarding the sale of that business. The expected net proceeds of the sale and cash flows of this business until it is sold, less an allocation of interest expense for the holding period, were allocated to net assets held for sale in the allocation of the Dictaphone purchase price. Any difference between the actual and expected amounts will result in an adjustment to goodwill. The business held for sale had net income of $1.8 million from the date of Acquisition to September 30, 2000.

   Dictaphone Corporation has a continuing reporting obligation under Section 15(d) of the Securities Exchange Act of 1934 due to contractual obligations entered into in connection with the outstanding Senior Subordinated Notes.

                             DICTAPHONE CORPORATION
                             ----------------------

                                     INDEX
                                     -----




PART I.  FINANCIAL INFORMATION
------------------------------

                                                                                             Page No.

ITEM 1.       Condensed Consolidated Financial Statements                                      3

              Dictaphone Corporation (Successor Company)
              ------------------------------------------

                     Condensed Consolidated Statement of Operations for the
                      Three Months and Five Months Ended September 30, 2000
                       (Unaudited)                                                             3

                     Condensed Consolidated Balance Sheet as of September 30,
                      2000 (Unaudited)                                                         4


                     Condensed Consolidated Statement of Cash Flow for the
                      Five Months Ended September 30, 2000 (Unaudited)                         5

                     Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                               6

              Dictaphone Corporation (Predecessor Company)
              ---------------------------------------------

                     Condensed Consolidated Statements of Operations for the
                      Four Months Ended April 30, 2000 and the Three and Nine
                       Months Ended September 30, 1999 (Unaudited)                           20

                     Condensed Consolidated Balance Sheet as of December 31,
                      1999                                                                   21

                     Condensed Consolidated Statements of Cash Flows for the
                      Four Months Ended April 30, 2000 and the Nine Months Ended
                       September 30, 1999 (Unaudited)                                        22

                     Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                             23

ITEM 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      35

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                   41

ITEM 6.  Exhibits and Reports on Form 8-K                                                    41


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------


                   DICTAPHONE CORPORATION (Successor Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                             (Dollars in thousands)



                                                    THREE MONTHS          FIVE MONTHS
                                                        ENDED                ENDED
                                                 SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                 -------------------  -------------------
       Revenues:
          Product sales and rentals                        $ 34,643             $ 50,107
            Support services                                 23,727               35,913
                                                           --------             --------
            Total revenue                                    58,370               86,020
                                                           --------             --------

       Costs and expenses:

          Cost of:
            Product sales and rentals                      $ 18,485             $ 24,967
            Support services                                 15,390               26,214
                                                           --------             --------
               Total cost                                    33,875               51,181
                                                           --------             --------

          Selling and administrative                         29,182               47,521

          Amortization of intangibles                        24,806               41,306

          Research and development                            3,340                5,499
                                                           --------             --------

       Operating loss                                       (32,833)             (59,487)

       Interest expense                                       9,461               15,874

       Other (income) expense - net                            (730)                 152
                                                           --------             --------

       Loss before income taxes                             (41,564)             (75,513)

       Income tax benefit                                       241                  468
                                                           --------             --------

          Net loss                                         $(41,323)            $(75,045)
                                                           ========             ========



See accompanying notes to unaudited condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                             (Dollars in thousands)



                                                           SEPTEMBER 30, 2000
                                                           -------------------

ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,572
  Accounts receivable, less allowances of $5,939                       77,991
  Receivable due from affiliate                                         1,341
  Inventories                                                          14,235
  Assets to be disposed of                                             35,349
  Other current assets                                                  4,391
                                                                     --------
    Total current assets                                              134,879
Property, plant and equipment, net                                     32,706
Intangibles, net                                                      817,924
Other assets                                                            5,599
                                                                     --------
    Total assets                                                     $991,108
                                                                     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                   $  5,307
  Payable due to affiliates                                            19,018
  Interest payable                                                      3,082
  Accrued liabilities                                                  16,784
  Advance billings                                                     67,195
  Current portion of long-term debt                                    10,123
                                                                     --------
    Total current liabilities                                         121,509
Long-term debt                                                        315,416
Due to Parent Company                                                  16,000
Accrued pension liability                                               5,950
Deferred tax liability                                                  2,600
Other liabilities                                                      11,231
                                                                     --------
    Total liabilities                                                 472,706
                                                                     --------
Contingencies (Note 7)
Stockholder's equity:
  Common stock ($.01 par value; 100 shares outstanding)                     1
  Additional paid-in capital                                          593,444
  Accumulated deficit                                                 (75,045)
  Accumulated other comprehensive income                                    2
                                                                     --------
    Total stockholder's equity                                        518,402
                                                                     --------
    Total liabilities and stockholder's equity                       $991,108
                                                                     ========




See accompanying notes to unaudited condensed consolidated financial statements.

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                             (Dollars in thousands)


                                                                FIVE MONTHS
                                                                   ENDED
                                                            SEPTEMBER 30, 2000
                                                            -------------------
   Operating activities:
     Net loss                                                         $(75,045)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                    44,703
       Changes in operating assets and liabilities:
         Accounts receivable                                            (9,938)
         Inventories                                                      (853)
         Other current assets                                           (4,933)
         Accounts payable and accrued liabilities                        1,942
         Advance billings                                               22,126
         Other liabilities                                               1,899
                                                                      --------
           Net cash used in operating activities                       (20,099)
                                                                      --------

   Investing activities:
     Net investment in fixed assets                                     (2,068)
     Licenses and software development costs capitalized                (3,750)
                                                                      --------
       Net cash used in investing activities                            (5,818)
                                                                      --------

   Financing activities:
     Redemption of notes                                               (41,584)
     Borrowings under revolving credit facility                         17,700
     Repayments under revolving credit facility                         (7,700)
     Capital Contribution from Parent Company                           54,000
     Other                                                                (557)
                                                                      --------
       Net cash provided by financing activities                        21,859
                                                                      --------

   Effect of exchange rate changes on cash                                 (30)
                                                                      --------

   Decrease in cash                                                     (4,088)
                                                                      --------

   Cash and cash equivalents, beginning of period                        5,660
                                                                      --------
   Cash and cash equivalents, end of period                           $  1,572
                                                                      ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                      $ 12,211
                                                                      ========
   Income taxes paid                                                  $    480
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

       The financial statements are unaudited as of and for the three and five month periods ended September 30, 2000, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the period presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the three and five month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

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

       In connection with the Acquisition of the Company by Lernout & Hauspie Speech Products, N.V., management has made certain strategic decisions with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation. This business directive represents a distinct shift from the Company's current business model of typically modular installation with relatively little customization at customer sites. It is this combination of increased software content and heightened customization upon installation which resulted in the change to recognize revenue for the affected products upon installation.

       Intangibles. Intangible assets are stated at cost less accumulated amortization as provided over the estimated useful lives of the assets. Assembled workforce and capitalized technology are amortized on a straight-line basis over five years. Customer lists are amortized on a straight-line basis over eight years. All goodwill and tradenames are being amortized on a straight-line basis over 10 years. The Company periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining useful life through future operating cash flows on an undiscounted basis.

2. INVENTORIES


        Inventories consist of the following:


                                                     September 30, 2000
                                                     ------------------

       Raw materials and work in process                    $ 1,236
       Supplies and service parts                             7,995
       Finished products                                      5,004
                                                            -------
                                                            $14,235
                                                            =======

3. INTANGIBLES

           The following summarizes intangible assets at September 30, 2000. Amortization expense for the three and five months ended September 30, 2000 was $24,806 and $41,306, respectively.

                                   September 30, 2000
                                   -------------------
       Goodwill                         $599,330
       Tradenames                         29,500
       Customer lists                    132,100
       Assembled workforce                21,500
       Capitalized technology             76,800
                                        --------
                                         859,230
       Accumulated amortization          (41,306)
                                        --------
                                        $817,924
                                        ========

4. LONG-TERM DEBT

       Long-term debt consists of the following:

                                                    SEPTEMBER 30, 2000
                                                    -------------------

       Revolving line of credit                               $ 10,000
       Due to Lernout & Hauspie (Parent Company)               173,000
       Senior Subordinated Notes                               142,416
       Due to Parent Company                                    16,000
       Other                                                       123
                                                              --------
                                                               341,539
         Less current portion                                  (10,123)
                                                              --------
                                                              $331,416
                                                              ========

       The amount due to Lernout & Hauspie is for a term of two years as from May 5, 2000 at a fixed interest rate of 8% per annum, with interest payable at the end of each six month period during the term. The interest payment otherwise due on November 5, 2000 has been deferred for a period of six months.

       The Senior Subordinated Notes ("Notes") bear interest at a rate of 11 3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. In September 2000, an affiliate of Lernout and Hauspie purchased Notes in the amount of $16 million in the open market. The aggregate principal amount available under the revolving line of credit is $20 million. Loans under the revolving line of credit bear interest at a per annum interest rate equal to Deutsche Bank's floating base rate (6.93% at September 30, 2000). Other debt matures in 2001 and bears interest at a per annum rate of 7.25%.

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

6. PROFORMA COMBINED STATEMENTS OF OPERATIONS DATA

       The following summary proforma financial information reflects the Acquisition of Dictaphone as if it occurred on January 1, 2000 and January 1, 1999 for purposes of the statement of operations, and does not, nor is it intended, to present the results of operations of the Company, in accordance with accounting principles generally accepted in the United States. The summary proforma information is intended for informational purposes only and is not necessarily representative of what the Company's results of operations would have been had this Acquisition in fact occurred on January 1, 2000 and January 1, 1999, respectively, and is not intended to project the Company's results of operations for any future period or date.

       Proforma financial information (in thousands):


                                 NINE MONTHS ENDED                                           NINE MONTHS ENDED
                                 SEPTEMBER 30, 2000                                          SEPTEMBER 30, 1999
                 --------------------------------------------    ------------------------------------------------------------------
                 PREDECESSOR        SUCCESSOR
                  COMPANY           COMPANY
                FOUR MONTHS       FIVE MONTHS                         DICTAPHONE                                       DICTAPHONE
                   ENDED            ENDED             PROFORMA         CORPORATION   PREDECESSOR   PROFORMA            CORPORATION
                APRIL 30, 2000   SEPT. 30, 2000       ADJUSTMENTS      PROFORMA        COMPANY     ADJUSTMENTS          PROFORMA
                --------------   --------------       -----------      --------        -------     -----------          --------
Revenue           $ 96,416         $ 86,020           $(12,502) (a)    $169,934       $264,132     $(34,078)(a)        $230,054

Cost
 & Expenses:

Cost
 of sales           68,117           51,181            (10,849) (a)     108,449        141,257      (29,013)(a)         112,244

Selling & admini-
 strative           39,672           47,521             (4,124) (a)(b)   83,069         79,242       (3,836)(a)(b)       75,406

Amortization of
 intangibles         2,945           41,306             30,106  (a)(b)   74,357          9,158       65,206 (a)(b)       74,364

Research &
 development         2,492            5,499                ---            7,991          6,979          ---               6,979
                  --------          -------             ------          -------        -------       -------            -------

Operating
 (loss) profit     (16,810)         (59,487)           (27,635)        (103,932)        27,496      (66,435)            (38,939)

Interest
 expense
 (benefit)          14,025           15,874             (2,310)(a)       27,589         30,092       (3,374)(a)          26,718
                                                               (c)(d)                                       (c)(d)

Other expense           62              152                ---              214            332         ---                  332
                  --------          -------             ------          -------        -------       -------            -------

Loss
 before
 income
 taxes             (30,897)         (75,513)           (25,325)        (131,735)        (2,928)     (63,061)            (65,989)

Income
 tax
 (benefit)
 expense              (521)            (468)               ---             (989)         1,753          ---               1,753
                  --------          -------             ------          -------        -------      -------             -------
Net loss          $(30,376)        $(75,045)          $(25,325)       $(130,746)      $ (4,681)    $(63,061)          $ (67,742)
                  ========          =======             ======          =======         ======      =======           =========

Notes to Proforma Combined  Statements of Operations Data
----------------------------------------------------------

                                                                 2000               1999
                                                                PROFORMA          PROFORMA
                                                               ADJUSTMENTS       ADJUSTMENTS
                                                               -----------       -----------

a)  To reflect the planned disposal
    of the Company's Manufacturing Business
    Revenue                                                     (12,502)           $(34,078)
    Cost of sales                                               (10,849)            (29,013)
    Selling & administrative                                       (221)               (742)
    Amortization of intangibles                                    (768)             (1,700)
    Interest expense                                             (1,295)             (2,796)

b)  To reflect the elimination of the
    historical amortization of goodwill,
    other intangibles and capitalized
    software costs and record the
    amortization of goodwill, capitalized
    software and other intangibles in
    connection with the Acquisition of
    the Company by Lernout & Hauspie.

     Total historical goodwill and
      intangible amortization                                   (2,945)             (9,158)
       Less portion related to the
        Company's Manufacturing
        Business                                                   768               1,700
                                                              --------             --------
     Net historical intangible
      amortization                                              (2,177)             (7,458)
      Historical capitalized software
      amortization                                              (3,903)             (3,094)
     Acquisition related
      amortization of goodwill,
      intangibles & capitalized technology                      33,051               74,364

c)  To reflect the reduction in interest
     expense related to the Company's long
     term debt repaid on the date of
     the Acquisition and to reflect
     additional interest expense associated with
     amounts due to Parent Company
     recorded in connection with the
     Acquisition. Historical interest expense
     relating to repaid debt                                    (5,315)             (10,478)
      Less portion related to the
        Company's Manufacturing
        Business                                                   491                  979
                                                              --------             --------
    Net historical interest expense
      relating to repaid debt                                   (4,824)              (9,499)
    Interest expense on amounts due
      to Parent Company                                          4,614               10,380

d)  To reflect the reduction in the
    Company's historical amortization of deferred
    financing fees associated with
    long term debt repaid on the
    date of the Acquisition.                                      (805)              (1,459)


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

       In May 2000, Lernout & Hauspie acquired the Company in a merger with a wholly owned subsidiary of Lernout & Hauspie. As part of the Acquisition of the Company, Lernout & Hauspie obtained $430 million in credit facilities (the "L&H Revolving Credit Facility") from a syndicate of banks (the "Banks") to pay a portion of the purchase price, to repay certain Dictaphone liabilities and for general corporate purposes. The L&H Revolving Credit Facility consists of a short-term facility due March 31, 2001 of $200 million at LIBOR plus 100 basis points (7.761% at September 30, 2000), and a five year declining balance facility of $230 million at LIBOR plus 175 basis points (8.511% at September 30, 2000). Borrowings under the five-year declining balance facility are for renewable terms of up to six months and therefore will be accounted for as short-term debt by Lernout & Hauspie. In June 2000, Dictaphone delivered to the Banks a limited guaranty of Lernout & Hauspie's obligations under the L&H Revolving Credit Facility. The limited guaranty covers advances under the L&H Revolving Credit Facility used to repay certain Dictaphone liabilities. When initially delivered, the guarantee amount was $167 million, the amount advanced under the L&H Revolving Credit Facility used to satisfy Dictaphone's obligations under the Term Loans and Revolving Credit Facility with Dictaphone's senior secured lender. In July 2000, the guaranteed amount was increased by $41.6 million, the amount advanced under the L&H Revolving Credit Facility used to redeem a portion of Dictaphone's Senior Subordinated Notes due 2005.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION

       The following consolidating financial statements include the Company and all majority-owned subsidiaries as follows: Dictaphone Canada Ltd/Ltee, Dictaphone Company Ltd., Dictaphone Deutschland GmbH and Dictaphone International A.G. (together "Dictaphone Non-U.S.").

       Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation". Dictaphone Non-U.S. is not a guarantor of the Notes. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. The Company had $158.4 million of Notes outstanding as of September 30, 2000.

8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

       The following are the supplemental consolidating statement of operations for the three and five month periods ended September 30, 2000, the supplemental consolidating balance sheet information as of September 30, 2000, and cash flow information for the five month period ended September 30, 2000.


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                 DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                ------------  -----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $ 31,876       $3,896     $(1,129)      $ 34,643
    Support services                                 21,948        1,779         ---         23,727
                                                   --------       ------     -------       --------
       Total revenues                                53,824        5,675      (1,129)        58,370
                                                   --------       ------     -------       --------

   Costs and expenses:
    Cost of :
      Product sales and rentals                      16,643        2,539        (697)        18,485
      Support services                               13,953        1,437         ---         15,390
                                                   --------       ------     -------       --------
       Total cost                                    30,596        3,976        (697)        33,875
                                                   --------       ------     -------       --------
    Selling and administrative, including
     amortization of intangibles                     51,435        2,553         ---         53,988
    Research and development                          3,340          ---         ---          3,340
    Interest expense (net) and other expense          8,917         (186)        ---          8,731
                                                   --------       ------     -------       --------
       Total costs and expenses                      94,288        6,343        (697)        99,934
                                                   --------       ------     -------       --------

   Loss before income taxes                         (40,464)        (668)       (432)       (41,564)

   Income tax expense (benefit)                          19          (85)       (175)          (241)
                                                   --------       ------     -------       --------

   Net loss                                        $(40,483)      $ (583)    $  (257)      $(41,323)
                                                   ========       ======     =======       ========


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FIVE MONTHS ENDED SEPTEMBER 30, 2000


                                                 DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                CORPORATION    NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                ------------  -----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $ 48,259      $ 6,333         $(4,485)      $ 50,107
    Support services                                 32,967        2,946             ---         35,913
                                                   --------      -------         -------       --------
       Total revenues                                81,226        9,279          (4,485)        86,020
                                                   --------      -------         -------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      24,429        4,591          (4,053)        24,967
      Support services                               23,731        2,483             ---         26,214
                                                   --------      -------         -------       --------
       Total cost                                    48,160        7,074          (4,053)        51,181
                                                   --------      -------         -------       --------
    Selling and administrative, including
     amortization of intangibles                     84,396        4,140             ---         88,827
    Research and development                          5,499          ---             ---          5,499
    Interest expense (net) and other expense         14,949        1,077             ---         16,026
                                                   --------      -------         -------       --------
       Total costs and expenses                     153,295       12,291          (4,053)       161,533
                                                   --------      -------         -------       --------

   Loss before income taxes                         (72,069)      (3,012)           (432)       (75,513)

   Income tax expense (benefit)                          32         (325)           (175)          (468)
                                                   --------      -------         -------       --------

   Net loss                                        $(72,101)     $(2,687)        $  (257)      $(75,045)
                                                   ========      =======         =======       ========


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                               SEPTEMBER 30, 2000


                                                    DICTAPHONE   DICTAPHONE   CONSOLIDATING
                                                    CORPORATION   NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                    -----------  -----------  --------------  ------------

   ASSETS
   Current assets:
    Cash and cash equivalents                          $    (82)    $ 1,654        $    ---       $  1,572
    Accounts receivable, less allowances                 71,279       6,731             (19)        77,991
    Receivable due from affiliate                         5,010       1,949          (5,618)         1,341
    Inventories                                          11,895       2,759            (419)        14,235
    Assets to be disposed of                             35,349         ---             ---         35,349
    Other current assets                                  3,167       1,049             175          4,391
                                                       --------     -------        --------       --------
      Total current assets                              126,618      14,142          (5,881)       134,879

   Investments in subsidiaries                           16,751         ---         (16,751)           ---
   Property, plant and equipment, net                    30,393       2,313             ---         32,706
   Intangibles, net                                     805,451      12,473             ---        817,924
   Other assets                                           3,813       1,786             ---          5,599
                                                       --------     -------        --------       --------
      Total assets                                     $983,026     $30,714        $(22,632)      $991,108
                                                       ========     =======        ========       ========

   LIABILITIES AND STOCKHOLDER'S
   EQUITY
   Current liabilities:
    Accounts payable, interest payable
     and accrued liabilities                           $ 17,765     $13,292        $ (5,884)      $ 25,173
    Payable due to affiliates                            19,018         ---             ---         19,018
    Advance billings                                     64,030       3,165             ---         67,195
    Current portion of long-term debt                    10,000         123             ---         10,123
                                                       --------     -------        --------       --------
      Total current liabilities                         110,813      16,580          (5,884)       121,509
   Long-term debt                                       315,416      16,491         (16,491)       315,416
   Due to Parent Company                                 16,000         ---             ---         16,000
   Accrued pension liability                              5,950         ---             ---          5,950
   Deferred tax liability                                 2,600         ---             ---          2,600
   Other liabilities                                     10,903         328             ---         11,231
   Stockholder's equity (deficit)                       521,344      (2,685)           (257)       518,402
                                                       --------     -------        --------       --------
      Total liabilities and stockholder's equity       $983,026     $30,714        $(22,632)      $991,108
                                                       ========     =======        ========       ========


8. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                   Dictaphone Corporation (Successor Company)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FIVE MONTHS ENDED SEPTEMBER 30, 2000


                                       DICTAPHONE     DICTAPHONE   CONSOLIDATING
                                       CORPORATION     NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                       -----------    -----------  --------------  -------------

   Operating activities:
    Net loss                           $(72,101)        $(2,687)       $(257)        $(75,045)
    Adjustments to reconcile net
     loss
     to net cash used in operating
      activities:
      Depreciation and amortization      43,647           1,056          ---           44,703
      Change in assets and
       liabilities:
       Accounts receivable              (10,924)            982            4           (9,938)
       Inventories                          394          (1,679)         432             (853)
       Other current assets              (4,608)           (150)        (175)          (4,933)
       Accounts payable and accrued
       liabilities                         (287)          2,417         (188)           1,942
       Advance billings                  21,348             778          ---           22,126
       Other assets and other
        liabilities                       1,151             564          184            1,899
                                       --------         -------         ----         --------
Net cash (used in) provided
 by operating activities                (21,380)          1,281          ---          (20,099)
                                       --------         -------         ----         --------

   Investing activities:
    Net investment in fixed assets       (1,607)           (461)         ---           (2,068)
    Licenses and software
     development
     costs capitalized                   (3,750)            ---          ---           (3,750)
                                       --------         -------         ----         --------
   Net cash used in investing
    activities                           (5,357)           (461)         ---           (5,818)
                                       --------         -------         ----         --------

   Financing activities:
    Redemption of notes                 (41,584)            ---          ---          (41,584)
    Borrowings from revolving
     credit facility                     17,700             ---          ---           17,700
    Repayments under revolving
     credit facility                     (7,700)            ---          ---           (7,700)
    Capital from Parent Company          54,000             ---          ---           54,000
    Other                                  (472)            (85)         ---             (557)
                                       --------         -------         ----         --------
   Net cash provided by (used in)
    financing
    activities                           21,944             (85)         ---           21,859
                                       --------         -------         ----         --------

   Effect of exchange rate changes
    on cash                                 ---             (30)         ---              (30)
                                       --------         -------         ----         --------

   (Decrease) increase in cash           (4,793)            705          ---           (4,088)

   Cash and cash equivalents,
    beginning of period                   4,711             949          ---            5,660
                                       --------         -------         ----         --------

   Cash and cash equivalents,
    end of period                      $    (82)        $ 1,654         $---         $  1,572
                                       ========         =======         ====         ========

9. COMPREHENSIVE LOSS

       Total comprehensive loss for the five months ended September 30, 2000 consists of the following:

                                    FIVE MONTHS ENDED
                                   SEPTEMBER 30, 2000
                                   -------------------

   Net loss                             $(75,045)
   Foreign currency translation
    adjustments                                2
                                        --------
   Total comprehensive loss             $(75,045)
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

                   DICTAPHONE CORPORATION (SUCCESSOR COMPANY)
                       SEGMENT PROFIT AND LOSS AND ASSETS


                                                           SYSTEM
                                                          PRODUCTS &
                                                           SERVICES
                                                           --------

     Revenue from external customers
      Five months ended September 30, 2000                   $ 86,020

     Intersegment revenues
      Five months ended September 30, 2000                        ---

     Segment loss before income taxes
      Five months ended September 30, 2000                    (75,513)

     Total assets as of September 30, 2000                    991,108
     Manufacturing business assets to be disposed of          (35,349)
                                                             --------
     Segment assets                                          $955,759

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

       The Company has a $9.3 million payment due on February 1, 2001 to satisfy a semi-annual interest payment due on the Notes. The Company's $7 million interest payment due to Lernout & Hauspie on the intercompany debt, originally due November 5, 2000, has been deferred for six months. Notwithstanding whether any defaults exist under the L&H Revolving Credit Facility, unless such date is extended as part of restructuring, on March 31, 2001, $200 million becomes due thereunder by its terms. Pursuant to the Dictaphone Guaranty, the Company, as well as Lernout & Hauspie as a direct obligor, will be liable for that $200 million obligation. While the Company's and Lernout & Hauspie's discussions with their lenders include a request to defer the March 31, 2001 payment, the Company does not anticipate that it will have sufficient resources to make the March 31, 2001 payment if called upon to do so under the Dictaphone Guaranty on such date. If the Company and Lernout & Hauspie are not successful in restructuring their obligations under the L&H Revolving Credit Facility and the lenders thereunder declare an event of default thereunder and demand payment under the Dictaphone Guaranty, a default would then exist under the Indenture concerning the Notes. In such circumstances, the Company will not have sufficient resources to pay its obligations in respect of the Dictaphone Guaranty of the L&H Revolving Credit Facility, the Deutsche Bank Line of Credit and its obligation to pay interest (and, if an event of default exists thereunder, principal) on the Notes and to fund its working capital obligations and planned capital expenditures.

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

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)



                                                FOUR MONTHS       THREE MONTHS          NINE MONTHS
                                                   ENDED              ENDED                ENDED
                                              APRIL 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                              ---------------  -------------------  -------------------

  Revenues:
    Product sales and rentals                       $ 48,617              $60,066             $156,833
    Contract manufacturing sales                      12,502               10,830               34,078
    Support services                                  35,297               24,965               73,221
                                                    --------              -------             --------
      Total revenues                                  96,416               95,861              264,132
                                                    --------              -------             --------

  Costs and expenses:

    Cost of:
      Product sales & rentals                         36,592               28,011               71,086
      Contract manufacturing sales                    10,745                9,133               28,853
      Support services                                20,780               14,361               41,318
                                                    --------              -------             --------
        Total cost                                    68,117               51,505              141,257
                                                    --------              -------             --------

    Selling and administrative                        39,672               27,877               79,242

    Amortization of intangibles                        2,945                2,681                9,158

    Research and development                           2,492                2,099                6,979
                                                    --------              -------             --------

  Operating (loss) profit                            (16,810)              11,699               27,496

  Interest expense                                    14,025               10,029               30,092

  Other expense (income) - net                            62                  (45)                 332
                                                    --------              -------             --------

  (Loss) income before income taxes                  (30,897)               1,715               (2,928)

  Income tax (benefit) expense                          (521)                 832                1,753
                                                    --------              -------             --------

    Net (loss) income                                (30,376)                 883               (4,681)

    Stock dividends on PIK Preferred Stock             2,210                1,527                4,237
                                                    --------              -------             --------

    Net loss applicable to Common Stock             $(32,586)             $  (644)            $ (8,918)
                                                    ========              =======             ========






See accompanying notes to unaudited condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                          DECEMBER 31,
                                                                              1999
                                                                          -------------

ASSETS
Current assets:
  Cash and cash equivalents                                                $   6,190
  Accounts receivable, less allowance of $1,801                              100,834
  Inventories                                                                 49,759
  Other current assets                                                         6,152
                                                                           ---------
    Total current assets                                                     162,935
Property, plant and equipment, net                                            37,489
Deferred financing costs, net of accumulated amortization of $16,145           8,141
Intangibles, net of accumulated amortization of $133,964                     194,865
Deferred tax asset                                                            39,934
Other assets                                                                  17,774
                                                                           ---------
    Total assets                                                           $ 461,138
                                                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  11,755
  Interest payable                                                             9,965
  Accrued liabilities                                                         30,928
  Advance billings                                                            49,100
  Current portion of long-term debt                                              790
                                                                           ---------
    Total current liabilities                                                102,538
Long-term debt                                                               353,443
Accrued pension liability                                                      9,953
Other liabilities                                                             12,806
                                                                           ---------
    Total liabilities                                                        478,740
                                                                           ---------
Contingencies (Note 7)
Stockholders' equity:
  Preferred stock ($.01 par value; 7,500,000 shares authorized; 2,742,400 shares of 14% PIK perpetual preferred stock
   issued and outstanding, liquidation value of $27,424
   at December 31, 1999)                                                      27,424
  Preferred stock ($.01 par value; 10,000,000 shares authorized;
   2,000,000 shares of 12% Convertible PIK preferred stock issued and
   outstanding, liquidation value of $22,306 at December 31, 1999)            22,306
  Common stock ($.01 par value; 30,000,000 shares authorized;
   12,934,000 shares outstanding at December 31, 1999)                           130
  Notes receivable from stockholders                                            (741)
  Additional paid-in capital                                                 115,140
  Treasury stock, at cost (66,000 shares at December 31, 1999)                  (660)
  Accumulated deficit                                                       (179,360)
Accumulated other comprehensive loss                                          (1,841)
                                                                              ------
    Total stockholders' equity (deficit)                                     (17,602)
                                                                           ---------
    Total liabilities and stockholders' equity                             $ 461,138
                                                                           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Dollars in thousands)


                                                    FOUR MONTHS        NINE MONTHS
                                                       ENDED              ENDED
                                                  APRIL 30, 2000   SEPTEMBER 30, 1999
                                                  ---------------  -------------------
   Operating activities:
     Net loss                                           $(30,376)            $ (4,681)
     Adjustments to reconcile net loss to net
      cash
      provided by (used in) operating
       activities:
       Depreciation and amortization                      10,376               18,225
       Provision for deferred income taxes                    44                  453
       Non-cash provision for doubtful accounts
        (Note 2)                                           3,951                  ---
       Non-cash provision for inventory
        obsolescence (Note 3)                              9,206                  ---
       Changes in assets and liabilities:
         Accounts receivable                              20,321              (15,682)
         Inventories                                       1,025                8,126
         Other current assets                             (1,564)                 828
         Accounts payable and accrued
          liabilities                                    (14,343)              (1,066)
         Advance billings                                 (1,054)               5,664
         Other assets and other liabilities               (1,042)              (1,046)
                                                        --------             --------
           Net cash (used in) provided by
            operating activities                          (3,456)              10,821
                                                        --------             --------

   Investing activities:
     Net investment in fixed assets                       (5,315)              (8,457)
     Licenses and software development costs
      capitalized                                         (4,852)              (7,516)
                                                        --------             --------
       Net cash used in investing activities             (10,167)             (15,973)
                                                        --------             --------

   Financing activities:
     Sale of preferred stock                                 ---               20,000
     Borrowings under revolving credit facility           18,250               31,000
     Repayments under revolving credit facility           (4,250)             (47,500)
     Repayments under term loans                             439                  ---
     Other                                                (1,336)              (1,293)
                                                        --------             --------
       Net cash provided by financing activities          13,103                2,207
                                                        --------             --------

   Effect of exchange rate changes on cash                   (10)                 (40)
                                                        --------             --------

   Decrease in cash                                         (530)              (2,985)

   Cash and cash equivalents, beginning of
    period                                                 6,190               11,727
                                                        --------             --------
   Cash and cash equivalents, end of period             $  5,660             $  8,742
                                                        ========             ========

   SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                        $ 17,254             $ 34,699
                                                        ========             ========
   Income taxes paid                                    $    993             $    201
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

       The condensed consolidated financial statements of Dictaphone Corporation are unaudited as of and for the four month period ended April 30, 2000 and the three and nine month periods ended September 30, 1999, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3. INVENTORIES

      Inventories consist of the following:


                                                 DECEMBER 31,
                                                    1999
                                                 -----------

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

4. INTANGIBLES

       The following summarizes intangible assets, net of accumulated amortization and writedowns of $133,964 at December 31, 1999. Amortization expense for the four months ended April 30, 2000 and the three and nine months ended September 30, 1999 was $2,945, $2,681 and $9,158, respectively.


                                                 DECEMBER 31,
                                                    1999
                                                 ------------

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

       Dictaphone Corporation (U.S.), the Company's wholly owned U.S. subsidiary, has fully and unconditionally guaranteed the repayment of $200.0 million of 11-3/4% Senior Subordinated Notes Due 2005 (the "Notes") issued to finance the acquisition of the Company from Pitney Bowes. In January 1998, Dictaphone Corporation was merged into Dictaphone Corporation (U.S.), whereupon the surviving corporation changed its name to "Dictaphone Corporation". Dictaphone Non-U.S. is not a guarantor of the Notes. As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of the Notes exercised that right and those Notes were redeemed. The Company had $158.4 million of Notes outstanding as of September 30, 2000.

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)

       The following are the supplemental consolidating statements of operations for the four month period ended April 30, 2000 and the three and nine month periods ended September 30, 1999, the supplemental consolidating balance sheet information as of December 31, 1999, and cash flows information for the four month period ended April 30, 2000 and nine month period ended September 30, 1999.


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
                                                   ========      =======         =======       ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                CORPORATION   NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                -----------  ----------  --------------  ------------

   Revenue from:
    Product sales and rentals                       $56,629     $ 7,967        $(4,530)       $60,066
    Contract manufacturing sales                     10,830         ---            ---         10,830
    Support services                                 22,495       2,470            ---         24,965
                                                    -------     -------        -------        -------
       Total revenues                                89,954      10,437         (4,530)        95,861
                                                    -------     -------        -------        -------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      28,338       4,203         (4,530)        28,011
      Contract manufacturing sales                    9,133         ---            ---          9,133
      Support services                               12,957       1,404            ---         14,361
                                                    -------     -------        -------        -------
       Total cost                                    50,428       5,607         (4,530)        51,505
                                                    -------     -------        -------        -------
    Selling and administrative, including
     amortization of intangibles                     28,433       2,125            ---         30,558
    Research and development                          2,099         ---            ---          2,099
    Interest expense (net) and other expense          9,453         531            ---          9,984
                                                    -------     -------        -------        -------
       Total costs and expenses                      90,413       8,263         (4,530)        94,146
                                                    -------     -------        -------        -------

   Equity earnings (loss)                             1,801         ---         (1,801)           ---
                                                    -------     -------        -------        -------

   Income (loss) before income taxes                  1,342       2,174         (1,801)         1,715

   Income tax expense                                    21         811            ---            832
                                                    -------     -------        -------        -------

   Net income (loss)                                $ 1,321     $ 1,363        $(1,801)       $   883
                                                    =======     =======        =======        =======


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  Dictaphone Corporation (Predecessor Company)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                 DICTAPHONE   DICTAPHONE  CONSOLIDATING
                                                CORPORATION    NON-U.S.    ADJUSTMENTS    CONSOLIDATED
                                                ------------  ----------  --------------  -------------

   Revenue from:
    Product sales and rentals                      $146,159      $20,225        $(9,551)      $156,833
    Contract manufacturing sales                     34,078          ---            ---         34,078
    Support services                                 66,267        6,954            ---         73,221
                                                   --------      -------        -------       --------
       Total revenues                               246,504       27,179         (9,551)       264,132
                                                   --------      -------        -------       --------

   Costs and expenses:
    Cost of:
      Product sales and rentals                      69,723       11,018         (9,655)        71,086
      Contract manufacturing sales                   28,853          ---            ---         28,853
      Support services                               37,468        3,850            ---         41,318
                                                   --------      -------        -------       --------
       Total cost                                   136,044       14,868         (9,655)       141,257
                                                   --------      -------        -------       --------
    Selling and administrative, including
     amortization of intangibles                     81,836        6,564            ---         88,400
    Research and development                          6,979          ---            ---          6,979
    Interest expense (net) and other expense         28,292        2,132            ---         30,424
                                                   --------      -------        -------       --------
       Total costs and expenses                     253,151       23,564         (9,655)       267,060
                                                   --------      -------        -------       --------

   Equity earnings (loss)                             2,874          ---         (2,874)           ---
                                                   --------      -------        -------       --------

   (Loss) income before income taxes                 (3,773)       3,615         (2,770)        (2,928)

   Income tax expense                                    66        1,645             42          1,753
                                                   --------      -------        -------       --------

   Net (loss) income                               $ (3,839)     $ 1,970        $(2,812)      $ (4,681)
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
                                                     ========      =======      =======       ========

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT
   INFORMATION  (Continued)


                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                   Dictaphone    Dictaphone   Consolidating
                                                  Corporation     NON-U.S.     ADJUSTMENTS    CONSOLIDATED
                                                  ------------  ------------  --------------  -------------

   Operating activities:
     Net (loss) income                               $ (3,839)      $ 1,970      $   (2,812)     $  (4,681)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                    16,963         1,262             ---         18,225
      Provision for deferred income taxes                 ---           130             323            453
      Change in assets and liabilities:
       Accounts receivable                             (8,668)       (5,294)         (1,720)       (15,682)
       Inventories                                      7,084         1,146            (104)         8,126
       Other current assets                             1,167           (58)           (281)           828
       Accounts payable and accrued
        liabilities                                    (3,752)        1,266           1,420         (1,066)
       Advance billings                                 5,464           200             ---          5,664
       Other assets and other liabilities              (3,684)         (536)          3,174         (1,046)
                                                       ------       -------        --------        -------
   Cash provided by operating activities               10,735            86             ---         10,821
                                                       ------       -------        --------        -------

   Investing activities:
     Net investment in fixed assets                    (8,110)         (347)            ---         (8,457)
     Licenses and software development costs
     capitalized                                       (7,516)          ---             ---         (7,516)
                                                       ------       -------        --------        -------
   Cash used in investing activities                  (15,626)         (347)            ---        (15,973)
                                                       ------       -------        --------        -------

   Financing activities:
     Sale of Preferred Stock                           20,000           ---             ---         20,000
     Borrowing from revolving credit facility          31,000           ---             ---         31,000
     Repayment under revolving credit facility        (47,500)          ---             ---        (47,500)
     Other                                               (862)         (431)            ---         (1,293)
                                                       ------       -------        --------        -------
   Cash provided by (used in) financing
    activities                                          2,638          (431)            ---          2,207
                                                       ------       -------        --------        -------

   Effect of exchange rate changes on cash                ---           (40)            ---            (40)
                                                       ------       -------        --------        -------

   Decrease in cash                                    (2,253)         (732)            ---         (2,985)

   Cash and cash equivalents,
    beginning of period                                10,114         1,613             ---         11,727
                                                       ------       -------        --------        -------

   Cash and cash equivalents,
    end of period                                 $     7,861   $       881   $         ---   $      8,742
                                                      =======      ========       ==========        ======

8. COMPREHENSIVE INCOME (LOSS)

       Total comprehensive loss for the four months ending April 30, 2000 and three and nine months ending September 30, 1999 consists of the following:

                                             Four Months       THREE MONTHS          NINE MONTHS
                                                Ended              Ended                Ended
                                           April 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                           ---------------  -------------------  -------------------

      Net (loss) income                          $(30,376)                $883              $(4,681)
      Foreign currency translation
      adjustments                                    (188)                 (20)                (189)
                                                 --------                 ----              -------
      Total comprehensive income (loss)          $(30,564)                $863              $(4,870)
                                                 ========                 ====              =======


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

                  DICTAPHONE CORPORATION (PREDECESSOR COMPANY)
                       SEGMENT PROFIT AND LOSS AND ASSETS

                                                  SYSTEM
                                                PRODUCTS &     CONTRACT
                                                 SERVICES    MANUFACTURING    TOTAL
                                                -----------  -------------  ---------

     Revenue from external customers
      Three months ended September 30,    1999      85,031          10,830    95,861

      Four months ended April 30,         2000      83,914          12,502    96,416
      Nine months ended September 30,     1999     230,054          34,078   264,132

     Intersegment revenues
      Three months ended September 30,    1999         ---           9,097     9,097

      Four months ended April 30,         2000         ---           9,428     9,428
      Nine months ended September 30,     1999         ---          28,984    28,984

     Segment profit (loss)
      Three months ended September 30,    1999         450           1,265     1,715

      Four months ended April 30,         2000     (31,271)            374   (30,897)
      Nine months ended September 30,     1999      (6,862)          3,934    (2,928)

     Segment assets
      As of December 31,                  1999    $416,523         $44,615  $461,138


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
       RESULTS OF OPERATIONS
       ---------------------

       The following financial information presents the combined historical results of operations of Predecessor Company and Successor Company for the three and nine month periods ended September 30, 1999 and 2000. Results of operations of the Predecessor and Successor Company are not comparable because their assets are carried on a different basis of accounting, resulting mainly in the increase in amortization expense of intangibles as described below. Accordingly, this presentation is not representative of either what the results of operations of the Company would have been had the Acquisition been consummated on January 1, 1999 and 2000 or the results of operations to be expected for the remainder of the year.


Overview

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                      -------------        -------------
                                                   1999       2000      1999         2000
                                                   ----       ----      ----         ----
                                                            (in millions)

   Total revenue                                  $95.9       $ 58.4    $264.1    $ 182.4

   Cost of sales, rentals and support services     51.5         33.9     141.2      119.3
   Selling and administrative expense (1)          30.6         54.0      88.4      131.4
   Research and development                         2.1          3.3       7.0        8.0
                                                  -----       ------    ------    -------
      Operating profit (loss)                      11.7        (32.8)     27.5      (76.3)
                                                  -----       ------    ------    -------

   Net interest expense and other                  10.0          8.7      30.4       30.1
   Income tax (expense) benefit                    (0.8)         0.2      (1.8)       1.0
                                                  -----       ------    ------    -------

   Net income (loss)                              $ 0.9       $(41.3)   $ (4.7)   $(105.4)
                                                  =====       ======    ======    =======

_____________________

   (1) Includes amortization of intangibles.

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                    -------------  -----------------
                                              1999           2000      1999     2000
                                             -----          -----    ------   ------
                                                         (in millions)
   Revenue from:
      Sales:
      Integrated Voice Systems               $12.2       $ 4.4       $ 26.4   $ 13.8
      Integrated Health Systems               19.5         9.3         49.0     26.3
                                             -----       -----       ------   ------
         Total U.S. Voice Systems             31.7        13.7         75.4     40.1
                                             -----       -----       ------   ------
      Communication Recording Systems         12.5        10.5         37.2     24.9
      Customer Service Parts                   4.4         4.5         12.3     11.7
      International and Dealer Operations     11.3         6.0         31.0     21.4
      Rentals                                  0.3         ---          0.9      0.6
                                             -----       -----       ------   ------
         Product Sales and Rentals            60.1        34.7        156.8     98.7
                                             -----       -----       ------   ------
      Support Service:
      Customer Service                        21.0        20.8         62.5     61.6
      Applications & Training Specialists      1.5         1.1          3.7      4.2
      International and Dealer Operations      2.5         1.8          7.0      5.4
                                             -----       -----       ------   ------
         Total support service                25.0        23.7         73.2     71.2
                                             -----       -----       ------   ------
      Total System Products and Services      85.1        59.0        230.0    169.9
      Contract Manufacturing                  10.8         ---         34.1     12.5
                                             -----       -----       ------   ------
   Total Revenue                             $95.9       $59.0       $264.1   $182.4
                                             =====       =====       ======   ======

RESULTS OF OPERATIONS - THIRD QUARTER 2000 VS. THIRD QUARTER 1999

    Total revenue declined 39.1% to $58.4 million in the third quarter of 2000 from $95.9 million for the third quarter of 1999. This decline in revenue is attributable to certain strategic decisions made by management upon the acquisition of the Company by Lernout & Hauspie with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction which will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation resulted in the change to recognize revenue for the affected products upon installation (which reduced revenue by $4.2 million). Two other factors are the absence of Contract Manufacturing revenue consistent with the decision to dispose of Manufacturing Operations (which represented $10.8 million), as well as lower revenue due to the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

   Integrated Voice Systems ("I.V.S.") revenue declined 63.9% to $4.4 million from $12.2 million due to lower Enterprise Express(TM) revenue. The decline in Integrated Health Systems ("I.H.S.") revenue which decreased 52.3% to $9.3 million from $19.5 million was also due to lower Enterprise Express(TM) sales. Orders for I.H.S. products declined 53.6% to $12.0 million versus the third quarter of 1999. Communications Recording Systems ("C.R.S.") revenue declined 16.0% to $10.5 million due to lower call center and recording equipment revenue. C.R.S. orders of $8.8 million were 34.9% lower than the third quarter of 1999. Customer Service revenue (including sale of parts) was flat versus the third quarter of 1999 as higher hourly revenue offset declines in proprietary product contract and third party maintenance revenue. Applications and Training Specialists ("A.T.S.") revenue declined 26.7% to $1.1 million due to reduced training provided in support of system products. Sales and support service revenue from International and Dealer Operations declined 43.5% on lower system and C.R.S. revenue.

   Cost of sales, rentals and support services decreased 34.2% to $33.9 million (58.0% of revenue) in the third quarter of 2000 from $51.5 million (53.7% of revenue) in the third quarter of 1999. The increase in cost of sales, rentals and support services as a percentage of revenue is due primarily to lower price realization from International and Dealer Operations.

   Selling and administrative expenses (including amortization of intangibles) increased 76.5% to $54.0 million (92.5% of revenue) in the third quarter of 2000 from $30.6 million (31.9% of revenue) in the third quarter of 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition ($22.1 million), higher C.R.S. selling expense and corporate administrative expense.

   Research and development expenses of $3.3 million (9.6% of product sales and rental revenue) increased 57.1% from $2.1 million (3.5% of product sales and rental revenue), reflecting increased staffing and compensation consistent with major project development efforts.

   The Company recorded an operating loss of $32.8 million (56.2% of revenue) during the third quarter of 2000 compared to an operating profit of $11.7 million (12.2% of revenue) during the third quarter of 1999. This decline in operating profit is primarily attributable to the impact of lower revenue and higher expense associated with the amortization of intangibles.

RESULTS OF OPERATIONS - NINE MONTHS 2000 VS. NINE MONTHS 1999

   Total revenue for the first nine months of 2000 of $182.4 million was 30.9% lower than the first nine months of 1999. Similar to the third quarter of 2000, the major portion of the revenue decline was attributable to certain strategic decisions made by management upon the acquisition of the Company by Lernout & Hauspie with regard to the incorporation of Lernout & Hauspie technologies into the Company's products. This new strategic direction which will result in increased software content in the majority of the Company's products combined with an increased level of customization of the Company's products at customer sites upon installation resulted in the change to recognize revenue for the affected products upon installation (which reduced revenue by $15.0 million). Two other factors are the absence of Contract Manufacturing revenue since April 2000 consistent with the decision to dispose of Manufacturing Operations (which represented $21.6 million), as well as lower revenue due to the impact the Acquisition had on the Company's organizational structure and product development process caused by management's focus on incorporating new Lernout & Hauspie technology into the Company's products.

   I.V.S. revenue declined 47.7% to $13.8 million due to lower billings of desktops, portables, digital systems and Enterprise Express(TM). I.H.S. revenue decreased 46.3% to $26.3 million due to lower Enterprise Express(TM) revenue. Orders for I.H.S. products decreased 48.0% to $32.2 million versus the first nine months of 1999. Order backlog for I.H.S. increased by $4.2 million to $16.2 million during the first nine months of 2000. C.R.S. revenue declined 33.1% to $24.9 million due to lower recording and call center equipment revenue. C.R.S. orders of $29.6 million were 30.3% lower than the first nine months of 1999. C.R.S. order backlog increased by $2.4 million to $12.2 million during the first nine months of 2000. Customer Service revenue (including sale of parts) was 2.0% lower than the first nine months of 1999 due to lower third party maintenance and warranty revenue. A.T.S. revenue increased $0.5 million to $4.2 million due to increased system product training. Sales and support service revenue from International and Dealer Operations declined 29.5% due to lower C.R.S. and systems revenue.

   Cost of sales, rentals and support services decreased 15.5% to $119.3 million (65.4% of revenue) from $141.2 million (53.5% of revenue) for the first nine months of 1999. The increase in cost of sales, rentals and support services as a percentage of revenue is attributable to the impact of a non-cash charge of $9.2 million recorded in the first quarter 2000 associated with the provision for excess field service parts and inventory related to products recently replaced by the newly introduced Freedom(TM) product. With the production of Freedom(TM) in the first quarter of 2000, the Company provided for excess inventory associated with those products that the Freedom(TM) product would replace, recording this charge as an inventory provision. In addition, lower margins were recorded for C.R.S. and I.H.S. sales.

   Selling and administrative expenses (including amortization of intangibles) increased 48.6% to $131.4 million (72.0% of revenue) in the first nine months of 2000 from $88.4 million (33.5% of revenue) in the first nine months of 1999. This increase is attributable to higher amortization expense associated with goodwill from the Acquisition ($35.1 million), as well as higher I.H.S. and C.R.S. selling expense and higher corporate administrative expense.

   Research and development expenses of $8.0 million (8.1% of product sales and rental revenue) increased 14.3% from $7.0 million (4.5% of product sales and rental revenue), reflecting increased staffing and compensation consistent with major project development efforts.

   The Company recorded an operating loss of $76.3 million (41.8% of revenue) during the first nine months of 2000 compared to an operating profit of $27.5 million (10.4% of revenue) during the first nine months of 1999. This decline in operating profit is primarily attributable to lower revenue and higher amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

   In May 2000, Lernout & Hauspie acquired the Company in a merger with a wholly
owned subsidiary of Lernout & Hauspie.    As part of the Acquisition of the
Company, Lernout & Hauspie obtained $430 million in credit facilities (the "L&H Revolving Credit Facility") from a syndicate of banks (the "Banks") to pay a portion of the purchase price, to repay certain Dictaphone liabilities and for general corporate purposes. The L&H Revolving Credit Facility consists of a short-term facility due March 31, 2001, of $200 million at LIBOR plus 100 basis points (7.761% at September 30, 2000) and a five-year declining balance facility of $230 million at LIBOR plus 175 basis points (8.511% at September 30, 2000). Borrowings under the five-year declining balance facility are for renewable terms of up to six months and therefore will be accounted for as short-term debt.

   In June 2000, Dictaphone delivered to the Banks a limited guaranty of Lernout & Hauspie's obligations under the L&H Revolving Credit Facility. The limited guaranty covers only advances under the L&H Revolving Credit Facility used to repay certain of Dictaphone's indebtedness. As of June 30, 2000, the amount of the Guaranty was $167 million. In July the amount was increased by $41.6 million, as a result of an advance under the L&H Revolving Credit Facility used to redeem a portion of the Notes as described below.

   On May 5, 2000, with funds advanced by Lernout & Hauspie in the amount of approximately $223 million, the Company repaid the outstanding Term Loans and the loan outstanding under the Revolving Credit Facility and retired all of the outstanding 14% PIK Preferred Stock, made payments to holders of options to acquire stock of the Company as required to close the Acquisition, and made certain other closing payments. Of the $223 million advance, $50 million was treated as a capital contribution and $173 million was treated as an intercompany loan. In the third quarter, an additional $54.0 million was advanced to the Company by Lernout & Hauspie and treated as capital contribution as well. The loan bears interest at 8% per annum, is due and payable on May 5, 2002, and is unsecured. Pursuant to the terms of the intercompany loan, in the event that Dictaphone makes a payment under its limited guaranty of the L&H Revolving Credit Facility, Dictaphone's obligations under the intercompany loan will be reduced by the amount of the payment. In addition, in the event that Dictaphone is required to make a payment on the intercompany loan, Dictaphone will not be required to do so unless, at the same time, Dictaphone's obligations under its limited guaranty of the L&H Revolving Credit Facility is reduced by the amount Dictaphone pays on the intercompany loan.

   In connection with the Acquisition by Lernout & Hauspie, the Company established a $20 million line of credit (the "Line of Credit") with Deutsche Bank. At September 30, 2000, availability under the Line of Credit was $10.0 million.

   As a result of the Acquisition, the Noteholders had the option to put the Notes to the Company. In July 2000, holders of $41.6 million of Notes exercised that right and those Notes were redeemed. The Notes provide for each noteholder to have the right to require that the Company repurchase the Notes at 101% of the principal amount upon a change of control (as defined in the Note Indenture). The L&H Revolving Credit Facility was used to fund the repurchase of the Notes. The Notes bear interest of 11-3/4% per annum, payable semi-annually on each February 1 and August 1. The Notes mature on August 1, 2005. In September 2000, an affiliate of Lernout & Hauspie purchased Notes in the amount of $16 million on the open market. The Company had $158.4 million of Notes outstanding as of September 30, 2000.

   In the first nine months of 2000, cash used in operating activities totalled $23.5 million. Non-cash expenses during the period included depreciation and amortization of $55.1 million, a $4.0 million provision for doubtful accounts and a $9.2 million provision for inventory obsolescence. Other sources of cash included a reduction in accounts receivable of $10.4 million and an increase in Advance Billings of $21.0 million. Uses of cash included a decrease in accounts payable and accrued liabilities of $12.3 million and an increase in other current assets of $6.5 million. Investing activities during the first nine months of 2000 reflects a use of cash of $16.0 million. Capital expenditures totalled $7.4 million. Capitalized licenses and software development costs totalled $8.6 million. The Company has at times relied upon the cash resources of Lernout & Hauspie, the availability under the L&H Revolving Credit Facility, and the availability under the Line of Credit to meet the Company's financing needs. On November 9, 2000, Lernout & Hauspie announced that it expected to restate its financial statements for the periods of 1998, 1999 and the first half of 2000. Previously Lernout & Hauspie had announced that it was the subject of a U.S. SEC investigation and a defendant in a number of several class action lawsuits, all of which primarily relate to Lernout & Hauspie's financial statements. As of the date of this report, the Company does not believe that either the SEC investigation nor the class action lawsuits involve any allegations regarding the Company's financial statements.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     See Note 7 to the Company's Condensed Consolidated Statements of Operations (Successor Company) (Unaudited) which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)      Exhibits
              ---------

     10.01    - Amended and Restated Loan Agreement, dated as of November 20,
                2000, between the Registrant and L&H Coordination Centre
                C.V.B.A.

     10.02    - Limited Guaranty, dated as of May 30, 2000, by the
                Registrant.

     27       - Financial Data Schedule.

     (b)      Reports on Form 8-K
              -------------------

              There were no Reports on Form 8-K filed by the Company during the three months ended September 30, 2000.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 20, 2000                       Dictaphone Corporation
                                   ----------------------------------------
                                                  (Registrant)



                        By:                   /s/ John H. Duerden
                                    ------------------------------------------
                        Name:              John H. Duerden
                        Title:      President and Chief Executive Officer
                                        (Principal Executive Officer)




                        By:                   /s/ George M. Carpenter
                                  -----------------------------------------
                        Name:               George M. Carpenter
                        Title:    Assistant Secretary and Chief Accounting
                                       Officer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX


 EXHIBITS                                           DESCRIPTION
--------                                            -----------

      10.01          --  Amended and Restated Loan Agreement, dated as of
                         November 20, 2000, between the Registrant and L&H
                         Coordination Centre C.V.B.A.
      10.02          --  Limited Guaranty, dated as of May 30, 2000, by the
                         Registrant.
      27             --  Financial Data Schedule.
